Form 10-Q
period 1994-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1994-08-15
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1994



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to


Commission file number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86

             (Exact name of registrant as specified in its charter)




Connecticut                                              06-1153833

(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                            identification No.)


3 World Financial Center, 29th Floor, New York, NY        10285

(Address of principal executive offices)                 (Zip code)

                                 (212) 526-3237

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                     INDEX



                                                                     Page No.
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets at June 30, 1994 and
                 December 31, 1993                                      3

                Statements of Operations for the three and
                six months ended June 30, 1994 and 1993                 4

                Statement of Partners' Capital (Deficit) for
                the six months ended June 30, 1994                      5

                Statements of Cash Flows for the six months ended
                June 30, 1994 and 1993                                  6

                Notes to the Financial Statements                       7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8


PART II	OTHER INFORMATION

        Items 1-6                                                      10

        Signatures                                                     11

                                 Balance Sheets


                                                June 30,        December 31,
Assets                                             1994                1993

Land                                       $  12,419,476       $  12,419,476
Buildings and personal property               26,472,164          26,280,194
Tenant improvements                            7,892,747           7,680,893

                                              46,784,387          46,380,563
Less-accumulated depreciation                (11,497,212)        (11,772,231)

                                              35,287,175          34,608,332

Restricted cash                                  183,316             364,360
Cash                                             236,360             798,734

                                                 419,676           1,163,094

Accounts receivable, net of allowance
        of $24,773 in 1993                       105,678              66,665
Prepaid expenses, net of accumulated
        amortization of $14,831 in
        1994 and $6,029 in 1993                  156,372              76,535
Deferred rent receivable                         207,435             276,773

Total Assets                               $  36,176,336       $  36,191,399


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Due to affiliates                  $     108,805       $     110,786
        Accounts payable and
         accrued expenses                        355,344             214,345
        Security deposits payable                162,900             121,796
        Prepaid rent                              20,416             242,564

           Total Liabilities                     647,465             689,491

Partners' Capital (Deficit)
        General Partner                         (356,651)           (357,460)
        Limited Partners                      35,885,522          35,859,368

           Total Partners' Capital            35,528,871          35,501,908

           Total Liabilities and Partners'
           Capital                         $  36,176,336        $ 36,191,399


                            Statements of Operations

                                  Three months ended         Six months ended
                                       June 30,                   June 30,
Income                            1994          1993         1994        1993

Rental                        $ 1,085,317  $ 1,016,157  $ 2,085,306  $ 2,009,492
Other                             133,662       18,253      135,417       61,843
Interest                            2,771       12,289        6,271       24,311

  Total Income                  1,221,750    1,046,699    2,226,994    2,095,646

Expenses

Depreciation and amortization     324,276      421,804      750,876      825,055
Property operating                360,423      284,796      657,557      513,965
General and administrative         37,545       62,831       87,319      123,164
Bad debt expense                       --       12,505        9,021       12,505

  Total Expenses                  722,244      781,936    1,504,773    1,474,689

    Net Income                $   499,506  $   264,763  $   722,221  $   620,957

Net Income Allocated:

To the General Partner        $    14,985  $     7,942  $    21,667  $    18,628
To the Limited Partners           484,521      256,821      700,554      602,329

                              $   499,506  $   264,763  $   722,221  $   620,957

Per limited partnership unit
(1,124,000 outstanding)              $.43         $.23         $.62         $.54


                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1994

                                    General          Limited          Total
                                  Partner's         Partners'      Partners'
                                    Deficit          Capital        Capital

Balance at December 31, 1993     $ (357,460)     $ 35,859,368   $ 35,501,908
Net income                           21,667           700,554        722,221
Cash distributions                  (20,858)         (674,400)      (695,258)

Balance at June 30, 1994         $ (356,651)     $ 35,885,522   $ 35,528,871


                            Statements of Cash Flows
                 For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:               1994             1993

Net income                                     $ 722,221        $ 620,957
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                  750,876          825,055
  Provision for losses on rent receivable             --           12,505
  Increase(decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                              181,044            5,275
    Accounts receivable                          (39,013)          27,953
    Prepaid expenses                             (89,837)          18,404
    Deferred rent receivable                      69,338          187,324
    Due to affiliates                             (1,981)           9,216
    Accounts payable and accrued expenses        140,999           11,712
    Security deposits payable                     41,104          (18,992)
    Prepaid rent                                (222,148)         (77,559)

Net cash provided by operating activities      1,552,603        1,621,850

Cash Flows from Investing Activities:

  Additions to real estate assets             (1,419,719)         (67,938)

Net cash used for investing activities        (1,419,719)         (67,938)

Cash Flows from Financing Activities:

  Cash distributions                            (695,258)      (1,854,020)

Net cash used for financing activities          (695,258)      (1,854,020)

Net decrease in cash and cash equivalents       (562,374)        (300,108)

Cash and cash equivalents at beginning
  of period                                      798,734        2,004,707

Cash and cash equivalents at end of period     $ 236,360      $ 1,704,599



                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

At June 30, 1994, the Partnership had unrestricted cash of $236,360, compared with $798,734 at December 31, 1993. The decrease of $562,374 reflects the payment of cash distributions and capital and tenant improvement costs in excess of cash flow generated from property operations. It is anticipated that a significant portion of the cash balance will be used to re-lease vacant space at Powers Ferry Office Building ("Powers Ferry"). The Partnership also maintains a restricted cash balance which is comprised of security deposits and prepaid rent. Restricted cash totaled $183,316 at June 30, 1994, compared with $364,360 at December 31, 1993. The $181,044 decrease reflects the application of Acoustic Imaging Technologies' prepaid rent.

Tenant improvements increased to $7,892,747 at June 30, 1994 from $7,680,893 at year-end 1993. The $211,854 increase is primarily comprised of improvements of approximately $780,000 at Foothills Tech Plaza, associated with the execution of the POS Systems lease, and tenant improvements at Powers Ferry of approximately $437,000 associated with increased leasing activity at the property. These increases were largely offset by a write-off of approximately $1 million of fully depreciated assets at Powers Ferry.

At Powers Ferry Office Building, the General Partner executed four new leases, totaling 30,096 square feet or approximately 32% of the property's leasable area, and one lease expansion totaling 1,687 square feet during the quarter. The largest of these new leases is for seven years and represents 15,572 square feet, or approximately 17% of the property's leasable area. Partially offsetting this activity, one tenant, which occupied 6,590 square feet or approximately 7% of the property's leasable area, prematurely vacated the premises on May 31, 1994. This tenant paid approximately $130,000 to the Partnership as an early termination penalty. As a result, the property was 90% leased at June 30, 1994.

Fireman's Fund, which occupies the smaller of the two buildings at Foothills Tech Plaza pursuant to a lease originally scheduled to expire in 1999, extended its lease to 2004. The extension of this lease, which does not contain a cancellation clause, further enhances the overall stability of the property. The remainder of the property is leased to two tenants pursuant to long term leases.

During the 1994 second quarter, Tandem Computers, Inc. ("Tandem"), which occupies 100% of Sunnyvale R&D's leasable area pursuant to a lease scheduled to expire March 31, 1999, notified the General Partner of its intent to prematurely vacate the premises by year end 1994. Tandem has indicated that it will continue making full rent payments according to the terms of its lease, however, the General Partner is engaged in discussions with the tenant regarding a possible subleasing or buyout of the lease. Should the General Partner allow Tandem to buy out its lease, the Partnership would apply the funds toward re-leasing the vacant space.

Accounts receivable totaled $105,678 at June 30, 1994, compared with $66,665 at December 31, 1993. The increase is due to an increase in outstanding rent.

Prepaid expenses increased to $156,372 at June 30, 1994 from $76,535 at December 31, 1993. The $79,837 increase is the result of leasing commissions incurred at the Powers Ferry property, partially offset by the continued amortization of insurance policies and leasing commission balances.

Accounts payable and accrued expenses totaled $355,344 at June 30, 1994, compared with $214,345 at December 31, 1993. The $140,999 increase is due to an accrual for building enhancements and tenant improvements at Powers Ferry and amounts accrued for Powers Ferry's 1994 property tax liability. These increases were partially offset by payments made during the first quarter of 1994 for Partnership administrative expenses.

On or about August 29, 1994, the Partnership will pay a cash distribution to the Limited Partners in the amount of $.30 per Unit for the quarter ended
June 30, 1994. After reviewing the Partnership's operations for the second quarter ended June 30, 1994, the General Partner determined that an adequate cash reserve exists to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at the Properties, and a cash distribution to the Limited Partners. The timing and amount of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations

Partnership operations resulted in net income of $499,506 and $722,221 for the three and six months ended June 30, 1994, compared with net income of $264,763 and $620,957, respectively, for the corresponding periods in 1993. The increases are primarily attributable to higher rental and other income and lower depreciation, partially offset by an increase in property operating expenses.

Rental income totaled $1,085,317 and $2,085,306 for the three and six months ended June 30, 1994, respectively, compared with $1,016,157 and $2,009,492 for the corresponding periods in 1993. The increases in 1994 are attributable to POS Systems occupancy of the Foothill Tech Plaza and scheduled rental rate increases at Sunnyvale and Pebblebrook. The Partnership recognized other income of $133,662 and $135,417 for the three and six months ended
June 30,1994, respectively, compared with $18,253 and $61,843 for the corresponding periods in 1993. The 1994 other income reflects the receipt of a tenant's cancellation fee at Powers Ferry, while the 1993 amount reflects settlements received by the Partnership during the first quarter of 1993. Interest income totaled $2,771 and $6,271 for the three and six months in 1994, down from $12,289 and $24,311 for the corresponding periods in 1993, reflecting lower average cash balances.

Depreciation and amortization expense totaled $324,276 and $750,876 for the three and six months ended June 30, 1994, compared with $421,804 and $825,055, respectively, for the corresponding periods a year earlier. The decreases are largely a result of assets becoming fully depreciated during the second quarter, slightly off-set by a higher depreciable asset base associated with property improvements completed during the year. Property operating expenses totaled $360,423 and $657,557 for the three and six months ended June 30, 1994, compared to $284,796 and $513,965 for the corresponding periods in 1993. The increase is primarily due to higher administrative, repairs and maintenance, and utilities expenses at each of the properties during 1994. General and administrative expense totaled $37,545 and $87,319 for the three and six months ended June 30, 1994, compared with $62,831 and $123,164 for the corresponding periods a year earlier. The decreases in 1994 are primarily attributable to lower administrative fees and reduced printing and postage costs.

At June 30, 1994, the lease levels at each of the properties were as follows:
Foothills Tech Plaza - 100%; Powers Ferry Office Building - 90%; Sunnyvale R&D
- - - 100%; and Pebblebrook Apartments - 98%.


                           PART II OTHER INFORMATION


Items 1-4	Not applicable.

Item 5          Other Information.

        Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6	Exhibits and reports on Form 8-K.

	(a)  Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PARTICIPATING DEVELOPMENT FUND 86

					BY:	PDF86 REAL ESTATE SERVICES INC.
						General Partner





Date:    August 12, 1994                BY:     /s/ Kenneth L. Zakin
                                        Name:   Kenneth L. Zakin
                                        Title:  Director and
                                                President





Date:    August 12, 1994                  BY:   /s/ William Caulfield
                                        Name:   William Caulfield
                                        Title:  Vice President and Chief
                                                Financial Officer