Form 10-Q
period 1994-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1994-11-14
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                              D.C. 20549 FORM 10-Q



(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994



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

 Balance Sheets


                                                September 30,      December 31,
Assets                                                  1994              1993

Land                                       $       12,419,476   $    12,419,476
Buildings and personal property                    25,301,317        26,280,194
Tenant improvements                                 8,007,198         7,680,893


                                                   45,727,991        46,380,563
Less-accumulated depreciation                     (10,598,259)      (11,772,231)

                                                   35,129,732        34,608,332

Restricted cash                                       162,575           364,360
Cash and cash equivalents                              99,694           798,734

                                                      262,269         1,163,094

Accounts receivable, net of allowance of
        $24,773 in 1993                                29,812            66,665
Prepaid expenses, net of accumulated
        amortization of $30,468 in 1994
        and $6,029 in 1993                            349,436            76,535
Incentives to lease,net of accumulated
        amortization of $7,331 in 1994                292,933                --
Deferred rent receivable                              240,194           276,773

                Total Assets               $       36,304,376   $    36,191,399


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Due to affiliates                  $          104,144   $       110,786
        Accounts payable and
                accrued expenses                      495,729           214,345
        Security deposits payable                     162,575           121,796
        Prepaid rent                                       --           242,564

                Total Liabilities                     762,448           689,491

Partners' Capital (Deficit)
        General Partner                              (356,260)         (357,460)
        Limited Partners                           35,898,188        35,859,368

                Total Partners' Capital            35,541,928        35,501,908

                Total Liabilities and
                Partners' Capital          $       36,304,376   $    36,191,399


Statements of Operations

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
Income                            1994          1993          1994          1993

Rental                     $ 1,125,842   $ 1,031,596   $ 3,211,148   $ 3,041,088
Other                            3,580         1,790       138,997        63,633
Interest                         2,646        11,204         8,917        35,515

        Total Income         1,132,068     1,044,590     3,359,062     3,140,236

Expenses

Depreciation and amortization  374,335       414,058     1,125,211     1,239,113
Property operating             342,095       327,016       999,652       840,981
General and administrative      54,952        88,686       142,271       211,850
Bad Debt                            --        11,390         9,021        23,895
        Total Expenses         771,382       841,150     2,276,155     2,315,839

             Net Income    $   360,686   $   203,440   $ 1,082,907   $   824,397

Net Income Allocated:

To the General Partner     $    10,821   $     6,103   $    32,487   $    24,732
To the Limited Partners        349,865       197,337     1,050,420       799,665

                           $   360,686   $   203,440   $ 1,082,907   $   824,397

Per limited partnership unit
(1,124,000 outstanding)           $.31          $.17          $.93          $.71

Statement of Partners' Capital (Deficit) For the nine months ended September 30, 1994

                                            General        Limited        Total
                                          Partner's       Partners'    Partners'
                                            Deficit        Capital      Capital
Balance at December 31, 1993           $   (357,460)  $ 35,859,368  $35,501,908
Net income                                   32,487      1,050,420    1,082,907
Cash distributions                          (31,287)    (1,011,600)  (1,042,887)

Balance at September 30, 1994          $  (356,260)   $ 35,898,188  $35,541,928


Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:               1994                  1993

Net income                               $     1,082,907        $      824,397
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Depreciation and amortization                1,125,211             1,239,113
  Provision for losses on rent receivable             --                23,895
  Increase (decrease) in cash arising from
  changes in operating assets and
  liabilities:
    Restricted cash                              201,785                (6,380)
    Accounts receivable                           36,853               (51,260)
    Prepaid expenses                            (298,538)              (60,092)
    Incentives to lease                         (300,264)                   --
    Deferred rent receivable                      36,579               280,986
    Due to affiliates                             (6,642)              (10,137)
    Accounts payable and accrued expenses        185,899               106,600
    Security deposits payable                     40,779               (10,409)
    Prepaid rent                                (242,564)              (74,795)

Net cash provided by operating activities      1,862,005             2,261,918

Cash Flows from Investing Activities:

  Additions - to real estate assets           (1,613,643)             (285,790)
  Accounts payable - real estate assets           95,485                    --

Net cash used for investing activities        (1,518,158)             (285,790)

Cash Flows from Financing Activities:

  Cash distributions                          (1,042,887)           (2,781,030)

Net cash used for financing activities        (1,042,887)           (2,781,030)

Net decrease in cash and cash equivalents       (699,040)             (804,902)


Cash and cash equivalents at
  beginning of period                            798,734             2,004,707

Cash and cash equivalents at
  end of period                          $        99,694        $    1,199,805

Supplemental Schedule of Non-Cash Investing Activity:

Write-off of fully depreciated
real estate assets                       $     2,266,215        $           --

Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's
Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1994, the Partnership had unrestricted cash of $99,694, compared with $798,734 at December 31, 1993. The decrease of $699,040 reflects the payment of cash distributions and capital and tenant improvement costs in excess of cash flow generated from property operations. The Partnership also maintains a restricted cash balance which is comprised of security deposits. Restricted cash totaled $162,575 at September 30, 1994, compared with $364,360 at December 31, 1993. The $201,785 decrease reflects the application of Acoustic Imaging Technologies' prepaid rent, previously held in restricted cash.

Tenant improvements increased to $8,007,198 at September 30, 1994 from $7,680,893 at year-end 1993. The $326,305 increase is primarily comprised of improvements of approximately $750,000 at Foothills Tech Plaza, associated with the execution of the POS Systems lease, and tenant improvements of approximately $580,000 primarily associated with new leasing activity at Powers Ferry Office Building ("Powers Ferry"). These increases were largely offset by a write-off of approximately $1 million of fully depreciated assets at Powers Ferry.

As previously reported, Tandem, a Fortune 500 company that occupies 100% of the Sunnyvale R&D ("Sunnyvale") property's leasable area, notified the General Partner of its intent to prematurely vacate the premises in early 1995 in order to consolidate its operations into one facility. The lease is scheduled to expire on March 31, 1999, although Tandem has an option to terminate the lease anytime after March 31, 1997 with a penalty. Tandem is currently considering subleasing its space and has indicated that it will continue making full rental payments according to the terms of its lease agreement.

Accounts receivable totaled $29,812 at September 30, 1994, compared with $66,665 at December 31, 1993. The decrease is due to a decline in outstanding rent at Pebblebrook Apartments ("Pebblebrook") and Powers Ferry.

Prepaid expenses increased to $349,436 at September 30, 1994 from $76,535 at December 31, 1993. The increase reflects leasing commissions incurred at the Powers Ferry property. Incentives to lease was $292,933 at September 30, 1994 as a result of leasing incentives at the Powers Ferry property.

Accounts payable and accrued expenses totaled $495,729 at September 30, 1994, compared with $214,345 at December 31, 1993. The $281,384 increase is due to an accrual for leasing costs at Powers Ferry and amounts accrued for Powers Ferry's and Pebblebrook's 1994 property tax liability. These increases were partially offset by payments made during the first quarter of 1994 for Partnership administrative expenses.

The General Partner declared a cash distribution to Limited Partners in the amount of $.30 per Unit for the quarter ended September 30, 1994. This distribution will be sent to Limited Partners on November 29, 1994. The timing and amount of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations

Partnership operations resulted in net income of $360,686 and $1,082,907 for the three and nine months ended September 30, 1994, compared with net income of $203,440 and $824,397, respectively, for the corresponding periods in 1993.
The increases are primarily attributable to higher rental and other income, and lower depreciation and general and administrative expenses.

Rental income totaled $1,125,842 and $3,211,148 for the three and nine months ended September 30, 1994, respectively, compared with $1,031,596 and $3,041,088 for the corresponding periods in 1993. The increases in 1994 are attributable to a higher rental rate at Sunnyvale and scheduled rental rate increases at Pebblebrook. The Partnership recognized other income of $3,580 and $138,997 for the three and nine months ended September 30, 1994, respectively, compared with $1,790 and $63,633 for the corresponding periods in 1993. The increase in other income for the nine-month period is due to the receipt of a tenant's cancellation fee at Powers Ferry. Interest income totaled $2,646 and $8,917 for the three and nine months ended September 30, 1994, down from $11,204 and $35,515 for the corresponding periods in 1993, reflecting lower average cash balances.

Depreciation and amortization expense totaled $374,335 and $1,125,211 for the three and nine months ended September 30, 1994, compared with $414,058 and $1,239,113, respectively, for the corresponding periods in 1993. The decreases are largely a result of assets becoming fully depreciated during the second and third quarters of 1994, slightly off-set by a higher depreciable asset base associated with property improvements completed during the year. Property operating expenses totaled $342,095 and $999,652 for the three and nine months ended September 30, 1994, compared to $327,016 and $840,981 for the corresponding periods in 1993. The increases are primarily due to higher repairs and maintenance, administrative, and utility expenses at the Powers Ferry and Pebblebrook properties. General and administrative expense totaled $54,952 and $142,271 for the three and nine months ended September 30, 1994, compared with $88,686 and $211,850 for the corresponding periods a year earlier. The decreases in 1994 are primarily attributable to lower administrative and professional fees, and reduced printing and postage costs.

At September 30, 1994, the lease levels at each of the properties were as follows: Foothills Tech Plaza - 100%; Powers Ferry Office Building - 91%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 94%.





PART II	OTHER INFORMATION


Items 1-5               Not applicable.

Item 6                  Exhibits and reports on Form 8-K.

                       (a)     Exhibits - None

                       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.



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



                                    PARTICIPATING DEVELOPMENT FUND 86

                               BY:  PDF86 REAL ESTATE SERVICES INC.
                                    General Partner





Date:    November 14, 1994     BY: /s/ Kenneth L. Zakin
                             Name: Kenneth L. Zakin
                            Title: Director and President





Date:   November 14, 1994      BY: /s/ William Caulfield
                             Name: William Caulfield
                            Title: Vice President and Chief
                                   Financial Officer