Form 10-K
PARTICIPATING DEVELOPMENT FUND 86
filed 1995-03-31
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1994
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        Commission file number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
                  A Real Estate Limited Partnership Exact Name
                   of Registrant as Specified in its Charter


Connecticut                                     06-1153833
State or other jurisdiction of incorporation   IRS employer identification No.

3 World Financial Center, 29th Floor, New York, NY             10285
Address of principal executive offices                       zip code

Registrant's Telephone Number, Including Area Code:  (212) 526-3237

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus dated February 21, 1986 filed with the Securities and Exchange Commission pursuant to Rule 424(b) on February 27, 1986 are incorporated by reference into Parts I, II, III, and IV of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a) 	General Development of Business

Participating Development Fund 86, A Real Estate Limited Partnership (the "Partnership"), was formed on December 9, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to make five participating investments by entering into land purchase leaseback transactions and concurrently funding leasehold mortgage loans secured by commercial and multi-family residential real estate (the "Participating Investments"). The Partnership made its Participating Investments in the following five properties (the "Properties" or individually a "Property"): Sunnyvale R&D, a one-story research and development building located in Sunnyvale, California; Foothills Tech Plaza, two research and development/service buildings in Phoenix, Arizona; Harris Pond Apartments, a 170-unit luxury apartment complex in Charlotte, North Carolina; Pebblebrook Apartments, a 267-unit luxury apartment complex in Overland Park (Kansas City), Kansas; and 1899 Powers Ferry Road, a four-story office building located in Atlanta, Georgia. As a result of defaults under ground leases on the Sunnyvale, Phoenix, Atlanta and Overland Park Properties, the Partnership now owns these Properties in their entirety. The apartment complex located in Charlotte, N.C. was sold on November 1, 1989. On April 16, 1991, the Partnership took title to the Participating Investment in Overland Park, Kansas through a special conveyance resulting from a bankruptcy proceeding. The Partnership anticipated liquidating its remaining investments within seven years from their respective dates of funding, however, competitive market conditions limited favorable sales opportunities. The General Partner continues to monitor the market to determine the best time to market the properties for sale. The Partnership does not plan to invest in any additional property.

On June 15, 1992, Phoenix Realty Management, Inc., (the "Phoenix") sent a notice of resignation as co-General Partner of the Partnership to PDF86 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers/PDF 86, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services"), the Partnership's other co-General Partner. The effective date of the resignation was June 16, 1992. As a result of the resignation of Phoenix, RE Services, as sole General Partner, manages the affairs of the Partnership.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization," Note 2 "Accounting Policies" and Note 3 "Real Estate Investments" of the Notes to Financial Statements.

(b)	Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to Financial Statements.

(d)	Competition

Incorporated by reference to the section entitled Property Profiles & Leasing Update on pages 3 - 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

(e)	Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the Property Profiles & Leasing Update contained on pages 3 - 4 in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as an exhibit under Item 14, and Note 3 "Real Estate Investments" of the Notes to Financial Statements.

Item 3.  Legal Proceedings

Discussion regarding class action settlement agreement incorporated by reference to Note 7 "Litigation" of Notes to Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit Holders during the fourth quarter of 1994.



                                    PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a)	Market Information

There is no established trading market for the Units of the Partnership.

(b)	Holders

As of December 31, 1994, there were 7,827 holders of record, owning an aggregate of 1,124,000 Units.

(c)	Distributions

A discussion of cash distributions paid to the Limited Partners for the two years ended December 31, 1994 is incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report To Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights on page 5 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At December 31, 1994, the Partnership had cash and cash equivalents of $140,886 compared with $798,734 at December 31, 1993. The cash and cash equivalents balance includes amounts reserved for capital and tenant improvements, leasing costs, working capital reserves and cash flow generated from operations of the properties. The decrease of $657,848 reflects payments of cash distributions to the Partners in the amount of $1,390,516 and capital and tenant improvements costs of $1,691,770. Partially offsetting these expenses is operating cash generated at the properties totaling $2,424,438 in 1994. It is anticipated that a significant portion of the cash and cash equivalents balance will be used for tenant improvement costs and leasing commissions incurred in association with re-leasing vacant space at 1899 Powers Ferry Road. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $152,162 at December 31, 1994, compared with $364,360 at December 31, 1993.

On September 27, 1993, the Partnership concluded lease negotiations with POS Systems, Inc. ("POS") for 39,270 square feet, originally occupied by Acoustic Imaging ("AI") at Foothills Tech Plaza. The ten-year lease with POS commenced on April 1, 1994. The Partnership funded approximately $890,000 of tenant improvements for POS in 1994. In addition, an agreement was reached with AI to amend its lease and for AI's parent company to provide a lease guaranty. The amended lease with AI reflects, among other things, the new square footage of 93,385 and new rental rates that increase over time.

Prepaid expenses totaled $389,472 at December 31, 1994, compared with $76,535 at December 31, 1993. The increase is primarily the result of leasing commissions associated with lease-up of Powers Ferry in 1994. Incentives to lease were $283,555 at December 31, 1994, as a result of an increase in occupancy at Powers Ferry to 91% at December 31, 1994 from 81% at December 31, 1993.

Accounts payable totaled $323,897 at December 31, 1994, compared with $214,345 at December 31, 1993. The increase primarily reflects lease buy-out costs that will be paid during 1995.

The General Partner has determined that an adequate cash reserve exists to fund anticipated tenant improvement costs and leasing commissions associated with leasing efforts at the properties, and quarterly cash distributions to the Limited Partners. During the fourth quarter of 1993, the General Partner decided to reduce the level of cash distributions to an amount approximating actual cash flow. Lowering the cash distribution enabled the Partnership to maintain an adequate reserve to fund leasing costs at the Powers Ferry Office Building. The Partnership declared cash distributions to Limited Partners of $1.20 per Unit for the year ended December 31, 1994. Included in this total is a cash distribution of $.30 per Unit for the quarter ended December 31, 1994, which was paid on February 6, 1995. The timing and amounts of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow after expenses and the Partnership's ca sh reserve requirements.

Results of Operations

1994 Versus 1993
Partnership operations resulted in net income of $1,449,548 for the year ended December 31, 1994, compared with net income of $931,882 for the corresponding period in 1993. The increase in net income in 1994 is primarily attributable to higher rental income and other income in 1994, as well as lower general administrative, bad debt and depreciation expenses. These were offset by lower interest income and higher property operating expenses.

Rental income totaled $4,387,259 for the year ended December 31, 1994, compared with of $3,990,962 in 1993. The increase in 1994 is primarily attributable to a rental rate increase at Sunnyvale, increased occupancy at Powers Ferry, scheduled rental rate increases at Pebblebrook and POS taking occupancy at Foothills. Other income was $189,508 for the year ended December 31, 1994, compared to $67,093 for the year ended December 31, 1993. The increase of $122,415 is due primarily to the receipt of a tenant's cancellation fee at Powers Ferry. Interest income totaled $11,912 for the year ended December 31, 1994 compared with $42,812 in 1993, reflecting the Partnership's lower average cash balances.

Property operating expenses totaled $1,407,195 for the year ended December 31, 1994, compared to $1,206,605 in 1993. The $200,590 increase is primarily due to higher real estate taxes at the Pebblebrook property and higher repairs and maintenance, payroll, administrative and utility expenses at the Powers Ferry and Pebblebrook properties. Depreciation and amortization expense totaled $1,513,099 for the year ended December 31, 1994, compared with $1,690,501 in 1993. Depreciation and amortization expense was lower for the twelve month period in 1994 due to certain assets becoming fully depreciated during 1994, primarily at the Sunnyvale and Pebblebrook properties.

As of December 31, 1994, the lease levels at each of the properties were as follows: Foothills Tech Plaza - 100%; 1899 Powers Ferry Road - 91%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 97%.

1993 Versus 1992
Partnership operations resulted in net income of $931,882 for the year ended December 31, 1993, compared with net income of $1,280,091 for the year ended December 31, 1992. The decrease in net income in 1993 is largely attributable to higher property operating expenses and lower rental revenues and, to a lesser extent, a bad debt expense associated with the write off of a tenant's outstanding receivable balance.

Rental income remained stable during 1993 as a result of stable operations.
The slight decrease to $3,990,962 in 1993, compared with $4,172,043 for the corresponding period in 1992 is largely attributable to the modification of the
lease agreement with AI at Foothills Tech Plaza.   Interest income totaled
$42,812 for the year ended December 31, 1993 compared with $71,678 for the corresponding period in 1992, reflecting lower interest rates and the Partnership's decreased cash balance.

Depreciation and amortization expense totaled $1,690,501 for the year ended December 31, 1993, compared with $1,640,663 a year earlier. The increase is largely a result of higher depreciation in 1993 associated with property improvements completed during the year. Property operating expenses totaled $1,206,605 for the year ended December, 31, 1993 compared to $1,099,393 for the corresponding period in 1992. The increase is primarily due to higher advertising, administrative, and repairs and maintenance expenses during 1993.

At December 31, 1993, the lease levels at each of the properties were as follows: Foothills Tech Plaza - 100%; 1899 Powers Ferry Road - 81%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 94%


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to pages 6 - 15 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership is PDF86 Real Estate Services Inc. ("RE Services"), formerly Shearson Lehman Brothers, Inc./PDF 86, Inc., an affiliate of Lehman Brothers Inc. ("Lehman"). See a section captioned "Certain Matters Involving Affiliates of RE Services" for a description of the sale of certain of Shearson Lehman Brothers, Inc. ("Shearson") domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. Brief descriptions of the business experience of the directors and officers of the General Partner are provided below. Each of the directors of the General Partner is elected annually. There is no family relationship among any of the persons currently serving as directors or officers of the General Partner.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of bankruptcy laws to protect the partnership's assets from losses through foreclosure.


The executive officers and directors of RE Services are listed below.

    Name                   Age      Office

    Kenneth L. Zakin        47      President and Director
    William Caulfield       35      Vice President and Chief Financial Officer

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University.

Certain Matters Involving Affiliates of RE Services
On July 31, 1993, Shearson Lehman Brothers, Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Brothers/PDF 86, Inc. general partner changed its name to PDF Real Estate Services Inc. to delete any reference to "Shearson."


Item 11.  Executive Compensation

The General Partners and their Affiliates have received certain fees, commissions and reimbursements for expenses incurred as provided for on pages 13 through 17 of the Prospectus which are contained under "Management Compensation" (See Exhibit 3 incorporated herein by reference). The General Partners are entitled to receive a share of cash distributed when and as cash distributions are made to Unit Holders and a share of taxable income or taxable loss, and may be reimbursed for certain out-of-pocket expenses. In addition, the General Partners are entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements is incorporated by reference to
Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to Financial Statements. Officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)	Security of Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1994.

(b)	Security Ownership of Management

No officer or director of the General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1994.

(c)	Changes in Control

On June 16, 1992, Phoenix resigned as a general partner of the Partnership. Discussion is incorporated by reference to Item 1. "General Business."


Item 13.  Certain Relationships and Related Transactions

(a)	Transactions With Management and Others

Incorporated by reference to Note 3 "Real Estate Investments," Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to Financial Statements.

(b)	Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

(c)    Indebtedness of Management

No management person is indebted in any amount to the Partnership.

(d)	Transactions With Promoters

There have been no transactions with promoters other than as described above in
(a).



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i)  Index to Financial Statements

        Balance Sheets at December 31, 1994 and 1993                 (1)

	Statements of Operations for the Years Ended
          December 31, 1994, 1993 and 1992                           (1)

	Statements of Partners' Capital (Deficit)
          for the Years Ended December 31, 1994, 1993 and 1992       (1)

	Statements of Cash Flows for the Years Ended
          December 31, 1994, 1993 and 1992                           (1)

        Notes to the Financial Statements                            (1)

        Independent Auditors' Report                                 (1)

(a)(ii)  Financial Statement Schedule

	Schedule III - Real Estate and Accumulated Depreciation	F-1

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.

(b)	Reports on Form 8-K filed in the fourth quarter of 1994:

        No reports on Form 8-K were filed in the fourth quarter of the calendar year 1994.

(c)	See Exhibit Index contained herein.


Exhibit
Number

  3     -   Agreement of Limited Partnership of Participating Development
  Fund 86, A Real Estate Limited Partnership. Reference is made to Exhibit A of the Prospectus (the "Prospectus") contained in Amendment No. 2 to Registrant's Form S-11 Registration Statement filed with the Securities and Exchange Commission on December 20, 1985 (the "Registration Statement").

 13a    -  Annual Report to Unitholders for the year ended December 31, 1994.

                            -------------------------
                                   SIGNATURES
                            -------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 29, 1995


PARTICIPATING DEVELOPMENT FUND 86


BY:             PDF86 Real Estate Services Inc.
                General Partner








BY:            /s/Kenneth L. Zakin
Name:          Kenneth L. Zakin
Title:         Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





PDF86 REAL ESTATE SERVICES INC.
General Partner







Date:   March 29, 1995

BY:     /s/Kenneth L. Zakin
        Kenneth L. Zakin
        Director and President







Date:   March 29, 1995

BY:     /s/William Caulfield
        William Caulfield
        Vice President and Chief Financial Officer


                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Under date of February 1, 1995 we reported on the balance sheets of Participating Development Fund 86 (a Connecticut limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Boston, Massachusetts
February 1, 1995

                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




                                                 Initial Cost to Partnership



                                                               Buildings and
Description                 Encumbrances (1)        Land       Improvements

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                                   $ 6,336,962       $ 4,848,999

1899 Powers Ferry Road
Office Building
Marietta, GA                                      2,050,628         6,774,215

Foothills Tech Office/
Service Center
Phoenix, AZ                                       1,936,681         6,314,189

Pebblebrook Apartments
Apartment Buildings
Overland Park, KS                                 2,095,205         8,118,985

                                                $12,419,476       $26,056,388








                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                              Cost Capitalized
                              Subsequent
                              To Acquisition


                              Buildings and
Description                   Improvements (3)              Retirement

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                    $  3,137,329            $ (2,976,402)

1899 Powers Ferry Road
Office Building
Marietta, GA                        2,067,225              (1,249,710)

Foothills Tech Office/
Service Center
Phoenix, AZ                         3,614,104                       0

Pebblebrook Apartments
Apartment Buildings
Overland Park, KS                     777,811              (1,250,320)

                                 $  9,596,469            $ (5,476,432)



                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




			Gross Amount at Which Carried at Close of Period


                                   Buildings and                  Accumulated
Description              Land      Improvements      Total(1)    Depreciation(2)

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA         $ 6,336,962   $ 5,009,926    $11,346,888    $ (1,187,378)

1899 Powers Ferry Road
Office Building
Marietta, GA            2,050,628     7,591,730      9,642,358      (1,946,456)

Foothills Tech Office/
Service Center
Phoenix, AZ             1,936,681     9,928,293     11,864,974      (2,841,093)

Pebblebrook Apartments
Apartment Buildings
Overland Park, KS       2,095,205      7,646,476     9,741,681      (1,769,594)

                      $12,419,476    $30,176,425   $42,595,901    $ (7,744,521)




                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate limited partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                                Life on which
                                                                Depreciation
                                                                in Latest
                              Date of Date      Income          Statements
Description                   Construction      Acquired        is Computed

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                        1986       08/28/86         5 - 35 years

1899 Powers Ferry Road
Office Building
Marietta, GA                         1986       07/07/87         5 - 35 years

Foothills Tech Office/
Service Center
Phoenix, AZ                          1985       05/30/86         5 - 35 years

Pebblebrook Apartments
Apartment Buildings
Overland Park, KS                     N/A       09/04/86         5 - 35 years

(1) For Federal Income Tax Purposes, the aggregate cost of land, building and improvements is $49,026,929.

(2) For Federal income tax purposes, the amount of accumulated depreciation is $7,093,733.

(3) Tenant improvements are depreciated over the terms of the respective leases.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:                   1994           1993          1992

Beginning of year                     $46,380,563    $46,170,294    $45,369,914
Additions                               1,691,770        493,591        800,380
Less Retirements                       (5,476,432)      (283,322)          -

End of year                           $42,595,901    $46,380,563    $46,170,294

Accumulated Depreciation:

Beginning of year                     $11,772,231    $10,371,081    $ 8,730,417
Depreciation expense                    1,448,722      1,684,472      1,640,664
Less Retirements                       (5,476,432)      (283,322)

End of year                           $ 7,744,521     11,772,231    $10,371,081

                           -------------------------

                                  Exhibit 13a
                           -------------------------

                       Participating Development Fund 86

                      1994 Annual Report to Unitholders


Participating Development Fund 86 is a limited partnership formed in 1986 to fund participating investments secured by commercial, industrial and multi-family real estate properties. The Partnership has taken title to all of its remaining participating investments which include three office/industrial properties located in Arizona, California and Georgia, and an apartment complex located in Kansas. Provided below is a comparison of lease levels at the properties as of December 31, 1994 and 1993.


                                                         Percentage Leased
Property                        Location               1994         1993

Foothills Tech Plaza            Phoenix, AZ             100%         100%
Sunnyvale R&D                   Sunnyvale, CA           100%         100%
Powers Ferry Office Building    Atlanta, GA              91%          81%
Pebblebrook Apartments          Overland Park, KS        97%          94%




	Administrative Inquiries	Performance Inquiries/Form 10-Ks
	Address Changes/Transfers	The Shareholder Services Group
	Service Data Corporation	P.O. Box 1527
        2424 South 130th Circle         Boston, Massachusetts 02104-1527
        Omaha, Nebraska 68144           Attn: Financial Communications
        (800) 223-3464                  (800) 223-3464

                                    Contents

	1	Message to Investors

	3	Property Profiles & Leasing Update

	5	Financial Highlights

	6	Financial Statements

	9	Notes to Financial Statements

	15	Independent Auditors' Report

	16	Net Asset Valuation


                              MESSAGE TO INVESTORS
The General Partner is pleased to present the 1994 Annual Report for Participating Development Fund 86 (the "Partnership"). Partnership operations improved in 1994, as we made significant leasing progress at Powers Ferry Office Building and Foothills Tech Plaza. At Pebblebrook Apartments, strong market conditions enabled the General Partner to increase rental rates at the property by 8% in 1994. As previously reported, the tenant which occupies 100% of Sunnyvale R&D's leasable space notified the General Partner in 1994 of its plans to prematurely vacate the premises. With the General Partner's approval, the tenant was able to sub-lease the entire space. Further details regarding leasing activity at each property are provided in the section entitled Property Profiles & Leasing Update beginning on page 3 of this report.

Cash Distributions
For the year ended December 31, 1994, the Partnership paid cash distributions to the Limited Partners totaling $1.20 per Unit. Included in this total was a fourth quarter cash distribution of $.30 per Unit which was paid on February 6, 1995. Since inception, the Partnership has paid cash distributions totalling $20.72 per original $50 Unit of which $6.07 per Unit was return of capital. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income being generated by current leases and Partnership cash flow. During the fourth quarter of 1993, cash distributions were reduced to an amount approximating actual cash flow. Distributions were previously supplemented by cash reserves. Information regarding cash distributions paid over the past two years is provided below.

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

                   First       Second       Third       Fourth
                 Quarter      Quarter     Quarter      Quarter       Total
                 -------      -------     -------      -------       -----
1993                $.80         $.80        $.80         $.30       $2.70
1994                $.30         $.30        $.30         $.30       $1.20

Market Overview
The real estate industry, in general, continued its slow recovery during 1994. The apartment complex and warehouse and distribution sectors exhibited the strongest performance, and certain types of commercial office space began to show signs of improvement. Specifically, the suburban office market has experienced declining vacancies and little new development to compete with the existing inventory. While the downtown office market continues to lag in the recovery, rental concessions have diminished, and rental rates have stabilized. As a result of these conditions, the national vacancy rate for commercial office space declined to approximately 16% as of the fourth quarter of 1994, down from approximately 19% as of the fourth quarter of 1993. The ongoing recovery of this market, however, is expected to be gradual, as technological advancements have made it easier and more efficient for traditional users of office space to work from home or satellite locations. As a result of this trend and continued corporate layoffs in many markets, a meaningful recovery in the value of office buildings, except for certain select markets, is not anticipated in the immediate future.

The financing environment for commercial real estate also began to show signs of improvement during 1994. According to National Investor Survey, a CB Commercial publication, there are new sources of capital from commercial securitization and mortgage conduits. Additionally, Emerging Trends in Real Estate indicated that traditional sources of capital such as pension funds, banks and, to a lesser degree, insurance companies are showing renewed interest in commercial real estate investment. It is important to note, however, that lenders are extremely selective in choosing their real estate investments, and there remains a gap between supply and demand for funds, particularly with respect to the office sector. As a result, it is difficult for many potential buyers of commercial office space to obtain adequate financing, and sales opportunities remain limited.

Summary
In 1995, the General Partner will focus on efficient and responsive management to attract and retain tenants, and, accordingly enhance our ability to ultimately sell the properties. As discussed in the Property Profiles & Leasing Update section of this report, we have recently begun marketing the Foothills and Pebblebrook properties for sale. While there can be no assurance that our efforts will culminate in a sale of either property, we believe the markets where the properties are located have become more conducive to sales. Regarding the Powers Ferry and Sunnyvale R&D properties, it is the General Partner's objective that as market conditions gradually improve, the properties will be well positioned in their respective markets to take advantage of any favorable sales opportunities which may arise. We will update you with respect to these efforts in future investor reports.

Very truly yours,

PDF Real Estate Services Inc.
General Partner

/s/Kenneth L. Zakin


Kenneth L. Zakin
President

March 30, 1995

                       PROPERTY PROFILES & LEASING UPDATE
FOOTHILLS TECH PLAZA   Phoenix, Arizona
The property is an office/service center located in a 68 acre technology park in Phoenix's East Valley. It is comprised of two single-story buildings containing approximately 40,000 square feet and 132,290 square feet of leasable area, respectively. With a combination of office space and assembly/distribution facilities, the property is designed to meet the needs of emerging high technology companies.

Leasing Update - The larger of the two buildings was 100% leased as of December 31, 1994 to two tenants, Acoustic Imaging Technologies and POS Systems, pursuant to leases scheduled to expire in the years 2000 and 2004, respectively. Acoustic Imaging Technologies, whose lease generated $640,634 or 15% of the Partnership's 1994 rental income, is a subsidiary of Dornier Medical, a wholly-owned subsidiary of Daimler Benz, which has executed a guaranty of the lease. The smaller building is 100% leased to Fireman's Fund pursuant to a lease originally scheduled to expire in 1999. During the second quarter of 1994, the lease was extended to 2004, further stabilizing the property's operations. As a result of the property's enhanced stability and improved market conditions, the General Partner has begun marketing the property for sale. There can be no assurance, however, that a sale can be consummated during the year.

Phoenix Market Update - Arizona's pro-business laws continued to entice large corporations to relocate to the state in 1994, resulting in higher employment and improved economic conditions. The Phoenix area benefited from this influx of new industry as the demand for available space increased. While this trend contributed to an improved leasing market in the metropolitan Phoenix area, in general, it has not impacted the industrial real estate market to any significant degree. The vacancy rate for industrial space was 11.0% as of the 1994 third quarter, unchanged from 10.8% a year earlier, and rental rates remain stable. In 1995, operating conditions for real estate owners in Phoenix are expected to improve as the North American Free Trade Agreement is anticipated to spur additional growth in Arizona.


PEBBLEBROOK APARTMENTS   Overland Park, Kansas
Pebblebrook Apartments is a 267 unit luxury garden apartment complex comprised of eleven two-story buildings. Located in Johnson County, a suburban area southwest of Kansas City, Kansas, the property features a 2,088 square foot clubhouse, two waterscapes, a swimming pool and a jogging path. The landscaping is accented by brick sidewalks, park benches and street lamps.

Property and Market Update - As expected, 1994 was a strong year for apartment complexes throughout the Kansas City area as continued job growth and higher interest rates increased demand for available rental units. Coupled with a lack of new construction, the average vacancy rate for apartment complexes in the region was 4.5% as of December 1994, a slight improvement from 5.0% a year earlier. In Johnson County, where the property is located, the average vacancy rate was 4.0% as of June 1994, down from 5.0% in December 1993. Largely due to increased demand, we were able to increase rental rates at Pebblebrook during the year by 8% without adversely impacting the property's occupancy. As of December 31, 1994, the property was 97% leased, largely unchanged from a year earlier. Due to the consistently strong performance of the property and the improved environment for property sales in the Kansas City region, the General Partner has begun marketing Pebblebrook for sale. There can be no assurance, however, that these ma rketing efforts will result in a sale of the property.


POWERS FERRY OFFICE BUILDING   Atlanta, Georgia
Powers Ferry Office Building is located in the northeast section of Atlanta, Georgia, approximately 11 miles from downtown. The 96,508 square foot, class-A office property contains several attractive amenities including a health club, cafe and a multi-user conference room.

Leasing Update - The General Partner made significant leasing progress at the property during 1994, executing six new leases totaling 35,366 square feet.
The largest is a seven-year lease representing 15,572 square feet or approximately 17% of the property's leasable area. Additionally, two lease renewals, totaling 5,985 square feet, and three lease expansions totaling 3,269 square feet, were executed during 1994. This activity was partially offset by several tenants who vacated the premises upon expiration of their leases. As a result, the property was 91% occupied as of December 31, 1994, compared to 81% a year earlier. We are continuing to aggressively market the property's remaining space for lease during 1995.

Atlanta Market Update - Strong job growth spurred economic improvement in 1994, generally benefiting real estate owners throughout the Atlanta region. While this improvement primarily impacted multifamily and retail properties, certain office submarkets, such as the north suburban markets have shown notable improvement. However, the region still suffers from an oversupply of available office space, as evidenced by the 1994 third quarter vacancy rate of 10.3%, down from 13.7% a year earlier. As a result of improving market conditions, coupled with international activity arising from the upcoming Olympics in 1996, the General Partner is reviewing the possibility of marketing the property for sale during the latter part of 1995. We will keep you informed of developments in future reports.


SUNNYVALE R&D   Sunnyvale, California
Located in California's Silicon Valley, Sunnyvale R&D provides an attractive location for high technology companies. The property is a one-story research and development building containing 105,285 square feet of leasable area.

Leasing Update - The property was 100% leased to Tandem Computers, Inc. ("Tandem") as of December 31, 1994, pursuant to a lease scheduled to expire March 31, 1999. Tandem's lease generated $846,491 or 19% of the Partnership's 1994 rental income. In the second quarter of 1994, Tandem notified the General Partner of its intent to prematurely vacate the premises in order to consolidate its operations into a single facility, but indicated that it would continue making full rental payments according to the terms of its lease agreement. During the fourth quarter of 1994, Tandem secured a computer networking company to sublease 100% of the space pursuant to an agreement scheduled to expire March 31, 1999. The Partnership is not responsible for any of the costs of the sublease since Tandem will fund the tenant improvement costs and leasing commissions associated with the sublease. It is important to note that Tandem remains responsible for all lease obligations. In light of the depressed real estate market and the short-term nature of the Tandem lease, it is unlikely that this property will be marketed for sale during 1995.

Sunnyvale Market Update - While the entire Silicon Valley region continues to be adversely impacted by the downsizing of large corporations, the research and development ("R&D") market improved in 1994, as continued growth in the semiconductor, communications, software and biotechnology industries, has offset declines in the defense, aerospace and electronics industries. As of the third quarter of 1994, the vacancy rate for the R&D sector in the Silicon Valley market declined to 10.8%, from 12.9% a year earlier. Sunnyvale's vacancy rate for R&D space increased slightly to 14% as of the 1994 third quarter from approximately 12% a year earlier. The area has not yet experienced any meaningful increase in rental rates and property values remain depressed.


                                 For the years ended December 31,

                     1994        1993         1992         1991         1990

Total revenues  $ 4,588,679  $ 4,100,867  $ 4,270,283  $ 4,182,842  $ 2,566,057
Total expenses    3,139,131    3,168,985    2,990,192    3,220,001    2,506,015
Net income        1,449,548      931,882    1,280,091      962,841       60,042
Net income per Unit    1.25          .80         1.10          .83          .05
Cash distributions
        per Unit       1.20         2.70         2.40         2.04          .22
Total assets    $36,105,893  $36,191,399  $39,204,700  $40,003,550  $41,003,550



        The 1994 increase in total revenues over 1993 is largely due to increased rental income associated with higher occupancy and increased rental rates at the properties in 1994.

        Total expenses in 1994 remained largely unchanged from 1993 as an increase in property operating expense was offset by lower depreciation and amortization expense.

        Net income increased in 1994 primarily as a result of higher total revenues and lower depreciation and amortization expense.


Balance Sheets December 31, 1994 and 1993

Assets                                          1994              1993

Land                                         $12,419,476        $12,419,476
Buildings and personal property               25,346,253         26,280,194
Tenant improvements                            4,830,172          7,680,893

                                              42,595,901         46,380,563
Less-accumulated depreciation                 (7,744,521)       (11,772,231)

                                              34,851,380         34,608,332


Restricted cash                                  152,162            364,360
Cash and cash equivalents                        140,886            798,734

                                                 293,048          1,163,094

Accounts receivable, net of allowance
        of $24,773 in 1993                        18,737             66,665
Prepaid expenses, net of accumulated
	amortization of $47,360 in 1994 and
        $6,029 in 1993                           389,472             76,535
Incentives to lease, net of accumulated
        amortization of $18,889 in 1994          283,555               -
Deferred rent receivable                         269,701            276,773

                Total Assets                 $36,105,893        $36,191,399


Liabilities and Partners' Capital (Deficit)

Liabilities:

      Due to affiliates                      $    64,809        $  110,786
      Accounts payable and accrued expenses      323,897           214,345
      Security deposits payable                  152,162           121,796
      Prepaid rent                                 4,085           242,564

                Total Liabilities                544,953           689,491

Partners' Capital (Deficit):
        General Partner                         (355,690)         (357,460)
        Limited Partners                      35,916,630        35,859,368

                Total Partners' Capital       35,560,940        35,501,908

  Total Liabilities and Partners' Capital    $36,105,893       $36,191,399



Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                   General        Limited
                                   Partner        Partners          Total

Balance at December 31, 1991    $ (242,919)     $39,562,904     $39,319,985
Cash distributions                 (69,660)      (2,252,350)     (2,322,010)
Net income                          38,403        1,241,688       1,280,091

Balance at December 31, 1992      (274,176)      38,552,242      38,278,066
Cash distributions                (111,240)      (3,596,800)     (3,708,040)
Net income                          27,956          903,926         931,882

Balance at December 31, 1993      (357,460)      35,859,368      35,501,908
Cash distributions                 (41,716)      (1,348,800)     (1,390,516)
Net income                          43,486        1,406,062       1,449,548

Balance at December 31, 1994    $ (355,690)     $35,916,630     $35,560,940





Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                                1994            1993            1992

Rental                             $4,387,259      $3,990,962       $4,172,043
Other                                 189,508          67,093           26,562
Interest                               11,912          42,812           71,678

        Total Income                4,588,679       4,100,867        4,270,283

Expenses

Depreciation and amortization       1,513,099       1,690,501        1,640,663
Property operating                  1,407,195       1,206,605        1,099,393
General and administrative            201,932         247,106          250,136
Bad debt expense                       16,905          24,773             -

        Total Expenses              3,139,131       3,168,985        2,990,192

                Net Income         $1,449,548      $  931,882       $1,280,091

Net Income Allocated:

To the General Partner(s)          $   43,486      $   27,956       $   38,403
To the Limited Partners             1,406,062         903,926        1,241,688

                                   $1,449,548      $  931,882       $1,280,091

Per limited partnership unit
     (1,124,000 outstanding)            $1.25            $.80            $1.10


Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:      1994           1993           1992

Net income                           $1,449,548      $  931,882      $1,280,091
Adjustments to reconcile net
income to net cash provided
by operating activities:
    Depreciation and amortization     1,513,099       1,690,501       1,640,663
    Provision for losses on
      rent receivable                      -             24,773            -
        Increase (decrease) in cash
        arising from changes in
        operating assets and liabilities:
           Restricted cash              212,198         146,279          24,353
           Accounts receivable           47,928         (14,229)         (6,773)
           Prepaid expenses            (358,425)        (60,019)        (22,545)
           Incentives to lease         (302,444)           -               -
           Deferred rent receivable       7,072         460,347         256,018
           Accounts payable and
             accrued expenses           109,552          67,434         (41,718)
           Due to affiliates            (45,977)        (21,959)         91,453
           Security deposits payable     30,366         (14,572)         22,547
           Prepaid rent                (238,479)       (268,046)         95,633

Net cash provided by operating
activities                            2,424,438       2,942,391       3,339,722

Cash Flows from Investing Activities:

    Additions to real estate assets  (1,691,770)       (493,591)       (800,379)

Net cash used for investing
activities                           (1,691,770)       (493,591)       (800,379)

Cash Flows from Financing Activities:

        Cash distributions           (1,390,516)     (3,708,040)     (2,322,010)

Net cash used for financing
activities                           (1,390,516)     (3,708,040)     (2,322,010)

Net increase (decrease) in cash
and cash equivalents                   (657,848)     (1,259,240)        217,333
Cash and cash equivalents at
beginning of period                     798,734       2,057,974       1,840,641

Cash and cash equivalents at
end of period                        $  140,886      $  798,734     $ 2,057,974

Supplemental Schedule of Non-Cash Investing Activity:

     Write-off of fully
     depreciated real estate assets  $5,476,432      $  283,322     $ 1,042,941


Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Participating Development Fund 86, a Real Estate Limited Partnership (the "Partnership") was formed on December 9, 1985, under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to invest in participating investments, secured by commercial and multi-family residential real estate, by entering into land purchase leaseback transactions and funding leasehold mortgage loans on improvements constructed on such land (the "Participating Investments"). The Partnership ultimately took title to all five participating investments funded. One Participating Investment was sold during 1989. The Partnership now leases and operates the remaining properties. The General Partners were PDF86 Real Estate Services, Inc. ("PDF86"), formerly Shearson Lehman Brothers/PDF 86, Inc. (see below), and Phoenix Realty/PDF 86, Inc. ("Phoenix"), a Connecticut corporation and an indirect wholly-owned subsidiary of Phoenix Home Life Mutual Insurance Company ("Phoenix Mutual"). The Partnership commenced operations on April 23, 1986.

On June 15, 1992, Phoenix Realty Management, Inc. ("Phoenix Realty") sent a notice of resignation as co-General Partner of the Partnership to PDF86. The effective date of resignation was June 16, 1992. As a result of the resignation of Phoenix, PDF86 as sole General Partner manages the affairs of the Partnership. Since PDF86 had been a co-General Partner and actively involved in the management of the Partnership since it was formed, the resignation of Phoenix Realty has not had any adverse impact on the continuing operations of the Partnership.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 22, 1993, Shearson Lehman Brothers/PDF 86, Inc. changed its name to PDF86 Real Estate Services Inc. to delete any reference to "Shearson."

2. Accounting Policies

Cash and Cash Equivalents Cash equivalents consist of short-term, highly liquid debt instruments purchased with an original maturity of three months or less.

Properties Properties are stated at cost, less accumulated depreciation and amortization. Costs related to the selection and acquisition of the Partnership's properties have been capitalized as part of the costs of those Properties. Leasing costs and costs incurred to construct tenant improvements are amortized over the term of the related lease agreements using the straight-line method.

Depreciation on buildings, building improvements and personal property is provided over the estimated economic lives of the Properties (5 - 35 years) using the straight-line method. Tenant improvements and leasing costs are amortized over the term of the related lease agreements using the straight-line method.

Rental Income and Deferred Rent The Partnership rents its Properties to tenants under operating leases with terms ranging from one to eleven years. Rental income is recognized as earned over the terms of the lease agreements. Deferred rent receivable consists of rental income which is recognized on a straight line basis over the lease terms, but will not be received until later periods as a result of scheduled rental increases.

Restricted Cash Restricted cash represents cash held in connection with tenant security deposits.

Income Taxes The Partnership files Federal and applicable state partnership income tax returns which indicate each partner's and unit holder's share of taxable income or loss to be reported on their respective individual income tax returns. As a result, no provision for income taxes has been made in the accompanying financial statements.

3. Real Estate Investments

Foothills Tech Plaza - On May 30, 1986, the Partnership acquired the land and participating mortgage loan receivable on Foothills Tech Plaza from Phoenix Mutual, which had funded the investment on behalf of the Partnership on November 12, 1985. Foothills Tech Plaza is an office/service center located in Phoenix, Arizona, comprised of two single-story buildings containing an aggregate of 172,655 square feet of net leasable space.

On May 20, 1986, Phoenix Mutual in its capacity as mortgagee, with the consent and on behalf of the Partnership, served notice of default for non-payment of rent and debt service to the mortgagor/lessee. As a result of the default and pursuant to certain terms provided in the Agreement of Ground Lease, the lessee transferred all of its rights and title under the ground lease to the Partnership on June 25, 1986, on which date the Partnership became the owner of the property in its entirety, including the improvements located thereon, in full satisfaction of the mortgagor/lessee's obligation under the terms of the mortgage and ground lease.

The smaller of the two buildings, approximately 23% of the total property, is 100% leased to a single tenant (Fireman's Fund). The lease, which commenced in April 1989, is for a ten-year term with three five-year renewal options and has an annual rental rate of $5.52 per square foot, triple net, for the first five years and is adjusted according to a specified formula in the lease agreement for the second five years. During the second quarter of 1994 Fireman's Fund extended its lease to 2004. The extension of this lease, which does not contain a cancellation clause, further enhances the overall stability of the property and increases its appeal to prospective purchasers.

The larger building was leased to a single tenant (Acoustic Imaging Technologies) with partial occupancy that commenced in May, 1990. The original lease was for eleven years and contains cancellation provisions which are exercisable commencing May 1, 1995. The original lease provided annual rent of $6.21 per square foot, triple net, with months two through seven free and months eight through nineteen at one-half rent. During the first eight months of the lease, the tenant occupied 75,000 square feet and paid rent for 90,000 square feet. The tenant occupied the additional 15,000 square feet in the ninth month. The tenant prepaid $360,000 of rent in addition to a $40,000 security deposit. The prepaid rent, together with the accumulated interest, was used to offset rent in months thirty-seven through forty-eight.

During the fourth quarter of 1992, Acoustic Imaging Technologies ("AI") approached the General Partner to propose a lease restructuring. During the first quarter of 1993, AI and the General Partner agreed to restructure the lease. The current rents paid by AI were reduced to reflect the actual space occupied. On February 18, 1994, a ten-year lease was executed with POS Systems ("POS") for 39,270 square feet, the entire space vacated by AI. Tenant improvements of approximately $890,000 were completed during the first quarter, and POS took occupancy on April 1, 1994. The lease also requires AI's parent Dornier Medical (a wholly owned subsidiary of Daimler Benz) to guarantee AI's obligations under the lease up to $2,000,000 and obligates AI to pay all commissions related to the POS lease. The amended AI lease reduces the AI space to 93,385 square feet and establishes new rental rates that increase over time.

The General Partner has recently begun marketing the property for sale in 1995. The property is 100% leased to three tenants as of December 31, 1994.

1899 Powers Ferry Road - On May 30, 1986, the Partnership acquired the land and participating mortgage loan receivable on 1899 Powers Ferry Road ("Powers Ferry") from Phoenix Mutual, which had funded the investment on behalf of the Partnership on April 4, 1986. Powers Ferry is a four-story office building located in Marietta, Georgia containing 89,200 square feet of net leasable space.

The mortgagor/lessee of Powers Ferry did not make the ground rent and mortgage loan payments due May 1, 1987, and, as a result, the Partnership issued a notice of default. On July 7, 1987, the Partnership became the owner of the property in its entirety through a foreclosure sale transaction. On that date, the Partnership's Participating Investment in Powers Ferry, net of escrowed funds returned and debt service payments received totalled $8,916,094. For Federal income tax purposes, the debt service payments paid from mortgage loan proceeds in escrow ($904,593 including interest) were recorded as income and no depreciation was recorded through July 7, 1987. As a result, the Partnership's depreciable basis in the Powers Ferry property is greater for tax purposes than for financial reporting purposes.

In connection with the acquisitions of Powers Ferry and Foothills Tech Plaza, the Partnership paid Phoenix Mutual $19,392,519, representing the cost to Phoenix Mutual plus net interest of $102,482 on funds disbursed by Phoenix Mutual.

The General Partner made significant leasing progress at the property during 1994, executing six new leases totaling 35,366 square feet. The largest is a seven-year lease representing 15,572 square feet or approximately 17% of the property's leasable area. Additionally, PDF86 executed two lease renewals, totalling 5,985 square feet, and three lease expansions, totaling 3,269 square feet, during 1994. This activity was partially offset by several tenants that vacated the premises upon expiration of their leases. As a result, the property was 91% occupied as of December 31, 1994, compared to 81% a year earlier. PDF86 will aggressively market the property's remaining space for lease during 1995.

Sunnyvale R&D - On August 28, 1986, the Partnership acquired the land and funded a participating mortgage loan on the improvements for the Sunnyvale R&D building located in Sunnyvale, California. Sunnyvale R&D is a one-story research and development building containing approximately 105,285 square feet of net leasable space. The Partnership purchased the land from the lessee for $6,050,000 and concurrently funded a mortgage loan of $4,531,190.

On October 30, 1986, the Partnership served notice of default on the mortgagor/lessee for non-payment of amounts due under the ground lease and mortgage. As a result of the default and pursuant to certain terms provided in the Agreement of Ground Lease , the lessee transferred all of its right and title under the ground lease to the Partnership on November 26, 1986 and the Partnership became the owner of the Property in its entirety, including the improvements located thereon in full satisfaction of the mortgagor/lessee's obligation under the terms of the mortgage and ground lease.

The Property is 100% leased to a single tenant (Tandem Computers Inc.) as of December 31, 1994. The tenant signed a six-year lease which commenced April 1, 1988 at an annual rental rate of $7.68 per square foot, triple net, and has exercised a five-year option at an average annual rental rate of $8.16 per square foot that commenced on April 1, 1994. The tenant has the option, beginning at the end of the third year, to terminate the lease by providing the Partnership with written notification at least twelve months in advance and paying a lease termination penalty specified in the lease agreement.

During the second quarter of 1994 Tandem notified the General Partner of its intent to prematurely vacate the premises in early 1995 in order to consolidate its operations into one facility. During the fourth quarter of 1994 Tandem agreed to sublease its entire space, effective April 1, 1995. The sublease is subject to the terms, conditions and termination date of the above mentioned Master Lease and rent will continue accordingly.

In 1993, a defect in the building's floor was discovered. This defect caused water condensation to form on the property's floor, which, over time, loosened the adhesive that secures the floor tiling. Approximately 70,000 square feet of the building's leasable area was affected by the defect and approximately $165,000 was expended during 1994 to correct the situation.

Pebblebrook Apartments - On September 4, 1986, the Partnership acquired the land for $2,000,000 and funded a mortgage loan of $7,750,000 on the improvements for the Pebblebrook Apartments ("Pebblebrook") located in Overland Park, Kansas. Pebblebrook is a 267-unit luxury garden apartment complex located in a suburb of Kansas City.

During February of 1990, the General Partners on behalf of the Partnership initiated foreclosure proceedings against the mortgagor/lessee of Pebblebrook Apartments, which resulted in that entity filing for bankruptcy. On April 16, 1991, the bankruptcy proceedings were resolved and the Partnership became the owner of the property in its entirety through a special conveyance transaction. As of that date, the property has been considered a wholly-owned investment.

The General Partner has recently begun marketing the property for sale in 1995. As of December 31, 1994 and 1993 the property was 97% and 94% leased, respectively.

4. Leases and Rental Revenues
The following is a schedule of future minimum annual rental payments receivable based on non-cancelable leases as of December 31, 1994 assuming no exercise of tenant renewal options:


                1995         $  2,595,291
		1996		2,357,234
		1997		1,515,367
		1998		1,162,340
		1999		1,066,406
                Thereafter      3,053,160

                        $      11,749,798


Certain leases contain provisions whereby the rent can change annually based upon changes in the Consumer Price Index. All the leases at Powers Ferry provide that tenants pay their pro-rata share of any increases in operating expenses over a base amount. The leases at Sunnyvale R&D and Foothills Tech Plaza are triple net with the tenants paying their pro-rata share of operating expenses.

Leases of two tenants, Acoustic Imaging at Foothills Tech Plaza and Tandem at Sunnyvale R&D, generated rental revenue in excess of 10% of the Partnership's rental revenues for the year ended December 31, 1994. The rental income derived from these leases for 1994 was $640,634 and $846,491, respectively, or 15% and 19% of the Partnership's 1994 total rental income. As of December 31, 1994, both tenants are current in their rent payments.

5. Transactions With Related Parties
Cash and cash equivalents reflected on the Partnership's balance sheet at December 31, 1994 contains cash that was on deposit with an affiliate of the General Partner commencing October 5, 1994. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

Pursuant to the Partnership Agreement, the General Partner(s) and their affiliates were paid fees and expenses for services rendered in connection with the formation of the Partnership and the acquisition of the Properties. In addition, the General Partners and their affiliates were paid or are due the following fees and expense reimbursements for ongoing services rendered to the
Partnership:

        a) In connection with the acquisition of the Partnership's investments, the General Partners were paid Investment Fees totalling $2,248,000, which had been capitalized as part of the cost of the investments and allocated to land, buildings, tenant improvements and participating mortgage loans receivable based upon their relative valuations.

        b) The Partnership has agreed to pay the General Partner(s) a fee for managing and servicing the Partnership's investments. The Asset Management Fee will be equal to the lesser of $50,000 per annum or 1% of all cash revenues received by the Partnership, including any deferred interest after deducting (i) operating expenses, (ii) amounts set aside for working capital reserves, and (iii) payments on the Partnership's other current obligations as defined in the Partnership Agreement. Such fees incurred and expensed by the Partnership totalled $8,111, $37,080 and $23,220 in 1994, 1993 and 1992, respectively.
        Prior to Phoenix Realty's resignation as co-General Partner in 1992, the asset management fee was split between PDF86 and Phoenix.

        c) The Partnership has agreed to reimburse the General Partner(s) and affiliates for the actual cost of goods and materials used for and by the Partnership and insurance premiums for insurance coverage provided through affiliates of the General Partners not to exceed the comparable costs for the same services charged by unaffiliated parties. The General Partners and affiliates incurred $0, $0 and $15,197 of such costs on behalf of and expensed by the Partnership in 1994, 1993 and 1992, respectively. During 1993, the $15,197 representing reimbursement of insurance costs to Phoenix were no longer deemed to be outstanding and therefore were written-off.

        d) The Partnership has agreed to pay the General Partner a Subordinated Disposition Fee, in an amount not to exceed the lesser of (i) one half of the competitive real estate commission applicable at the date of sale, or (ii) 3% of the amount payable to the Partnership in connection with the disposition of such investment. The fee is payable only after the Unit Holders have been returned their original investment and any unpaid Preferred Return.

At December 31, due to affiliates of the Partnership is as follows:

                                                       1994         1993

	Accounts payable to the General Partner:
		Operational expenses and
                administrative services              $64,809      $ 38,932

	Accounts payable to affiliates of the
		General Partners:
                Investor Servicing Fee and expenses     -            71,854

        Total accounts payable to affiliates         $64,809       $110,786


6. Partners' Equity
The Unit Holders will be entitled to receive from distributions of cash from operations ("Current Cash Receipts") or Net Proceeds from Sales, Investment Repayment and Participation Proceeds (as defined in the Partnership Agreement) a cumulative, non-compounded Preferred Return on their average adjusted unreturned invested capital equal to 14% per annum calculated from January 1, 1987. To the extent that Current Cash Receipts distributed to the Unit Holders is less than the Preferred Return for that year, the unpaid amount may be paid from Current Cash Receipts in subsequent years, or upon sale of a Property or repayment of the Partnership's investments and any Participating Proceeds.

The Partnership Agreement provides for the allocation of income, losses and the distribution of cash generally as follows:

All items of income, gain, loss, deduction and credit from Current Cash Receipts, as defined, will be distributed 97% to Unit Holders and 3% to the General Partner.

Net proceeds from Sales, Investment Repayment and Participating Proceeds shall be distributed as follows:

        a) 99% to the Unit Holders and 1% to the General Partner until the Unit Holders have received cumulative distributions of net proceeds from Sales, Investment Repayment and Participating Proceeds plus Current Cash Receipts equal to their original invested capital plus any unpaid Preferred Return.

        b) To the General Partner in payment of any unpaid Subordinated Disposition Fee.

	c) 85% to the Unit Holders and 15% to the General Partner.

All items of income, gain, loss, deduction and credit attributable to net proceeds from Sales, Investment Repayment and Participating Proceeds will be allocated between the Unit Holders, as a group, and the General Partner, in the same ratio that each such group received distributions of such net proceeds from Sales, Investment Repayment and Participating Proceeds.

The Partnership distributed $1,348,800, $3,596,800, and $2,252,350 to the Unit Holders in 1994, 1993 and 1992, respectively. In addition, the Partnership distributed $41,716, $111,240 and $69,660 to the General Partners in 1994, 1993 and 1992. An additional cash distribution in the amount of $337,200 was scheduled to be paid to the Unit Holders ($.30 per unit) and $10,429 to the General Partner for the quarter ended December 31, 1994, on February 6, 1995.

7. Litigation
In May 1989, a group of Unit Holders in the Partnership commenced a purported class action on behalf of themselves and all other Unit Holders, claiming that the Unit Holders were induced to purchase Units in reliance upon misrepresentations of material facts allegedly made by the defendants. The action arose under the Federal securities law and principles of common law, and was brought against the Partnership, its General Partners, and the broker-dealer that acted as underwriter in the offering. In July, 1990, the court granted the plaintiffs' motion seeking class certification and in October, 1991, the parties reached a settlement agreement. According to the settlement agreement, proceeds of approximately $39,000 were paid to the Unit Holders in the cash distribution for the quarter ended March 31, 1993, on May 27, 1993. No Partnership funds were expended with respect to this lawsuit or its settlement.

8. Reconciliation of Financial Statement Net Income and Partners' Capital to Federal Income Tax Basis Net Income and Partners' Capital

Reconciliation of financial statement net income to federal income tax basis net income:


                                                  Year Ended December 31,

                                                 1994       1993       1992

Financial statement basis net income       $1,449,548    $931,882   $1,280,091


Financial statement amortization over
        tax basis amortization                302,281     610,073      444,303
Financial statement depreciation over
        (under) tax basis depreciation        (82,705)   (129,963)      16,001
Financial statement rental income (over)
         under tax basis rental income       (231,408)    191,502      244,427

Other                                         (24,774)     24,928      (58,666)

                                              (36,606)    696,540      646,065

Federal income tax basis net income        $1,412,942  $1,628,422   $1,926,156



Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:


                                                 Year Ended December 31,

                                                1994         1993          1992

Financial statement basis partners' capital $35,560,940  $35,501,908 $38,278,066

Current year financial statement basis
	net income under federal income
        tax basis net income                   (36,606)      696,540     646,065
Other                                             -             (492)       -

Current Year Accrued Distribution                 -          579,381        -

Cumulative Federal income tax basis
	net income over financial statement
        net income                          12,112,707    10,837,278  10,191,213

Federal income tax basis partners' capital $47,637,041   $47,614,615 $49,115,344


                          INDEPENDENT AUDITORS' REPORT


The Partners
Participating Development Fund 86:

We have audited the accompanying balance sheets of Participating Development Fund 86 (a Connecticut limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Development Fund 86 at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 1, 1995


Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $43.93 Unit at December 31, 1994 (Unaudited)

                               Date of Acquisition
                               or Funding of Equity    Acquisition     Appraised
Property                       Convertible Loan        Cost (1)        Value (2)

Sunnyvale R&D                         08-28-86       $11,185,961    $ 6,340,000
1899 Powers Ferry                     07-07-87         8,916,095      5,800,000
Pebblebrook Apartments                09-04-86        10,214,190     10,000,000
Foothills Tech Plaza                  05-30-86         8,250,870      9,500,000

                                                     $38,567,116    $31,640,000

Cash and cash equivalents                                               798,734
Accounts receivable                                                      66,665
Prepaid expenses                                                         36,779

                                                                     32,542,178
Less:
        Accounts payable and accrued expenses                          (214,345)
        Due to affiliates                                              (110,786)
        Security deposits                                              (121,796)

Partnership Net Asset Value (3)                                     $32,095,251

Net Asset Value Allocated:
        Limited Partners                                            $31,774,298
        General Partners                                                320,953

                                                                    $32,095,251

Net Asset Value Per Unit
        (1,124,000 units outstanding)                                    $28.27


(1)	Purchase price plus General Partners' acquisition fees.

(2) This represents the Partnership's share of the December 31, 1993 Appraised Values which were determined by an independent property appraisal firm.

(3) The Net Asset Value assumes a hypothetical sale at December 31, 1993 of all the Partnership's properties at their appraised values and the distribution of the proceeds of such sale, combined with the Partnership's cash, after liquidation of the Partnership's liabilities to the Partners. Real Estate Brokerage commissions payable to the General Partner or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its properties and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors including, but not limited to Net Asset Value per Unit, in determining the fair market value of an investment in the Partnership for such purposes.