Form 10-Q
period 1995-03-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1995-05-15
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995
                                 -------------------


	OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Connecticut                                              06-1153833
 ---------------------------                                -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)


3 World Financial Center, 29th Floor, New York, NY 		  10285
- - - - - - --------------------------------------------------             -----------
(Address of principal executive offices)                       (Zip code)


                                  (212) 526-3237
                           ----------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 --------------
                                 Balance Sheets
                                 --------------


                                                 March 31,        December 31,
Assets                                               1995                1994
- - - - - - -----------------                              ----------          ----------
Land                                          $12,419,476         $12,419,476
Buildings and personal property                25,442,985          25,346,253
Tenant improvements                             4,830,172           4,830,172
                                               ----------          ----------
                                               42,692,633          42,595,901
Less-accumulated depreciation                  (8,076,764)         (7,744,521)
                                               ----------          ----------
                                               34,615,869          34,851,380

Restricted cash                                   153,251             152,162
Cash and cash equivalents                         455,924             140,886
                                               ----------          ----------
                                                  609,175             293,048

Accounts receivable                                45,334              18,737
Prepaid expenses, net of accumulated
  amortization of $65,203 in 1995 and
  $47,360 in 1994                                 351,779             389,472
Incentives to lease, net of accumulated
  amortization of $29,971 in 1995 and
  $18,889 in 1994                                 272,473             283,555
Deferred rent receivable                          271,967             269,701
                                               ----------          ----------
  Total Assets                                $36,166,597         $36,105,893
                                               ==========          ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Due to affiliates                           $    41,726         $    64,809
  Accounts payable and accrued expenses           274,211             323,897
  Security deposits payable                       153,251             152,162
  Prepaid rent                                      5,919               4,085
                                               ----------          ----------
  Total Liabilities                               475,107             544,953
                                               ----------          ----------
Partners' Capital (Deficit)
  General Partners                               (351,618)           (355,690)
  Limited Partners                             36,043,108          35,916,630
                                               ----------          ----------
  Total Partners' Capital                      35,691,490          35,560,940
                                               ----------          ----------
  Total Liabilities and Partners' Capital     $36,166,597         $36,105,893
                                               ==========          ==========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Operations
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Income                                                    1995          1994
- - - - - - ----------------                                     ---------     ---------
Rental                                              $1,175,320    $  999,989
Interest                                                 4,830         3,500
Other                                                    1,585         1,755
                                                     ---------     ---------
  Total Income                                       1,181,735     1,005,244
                                                     ---------     ---------
Expenses
- - - - - - ----------------
Depreciation and amortization                          361,167       426,600
Property operating                                     290,326       297,134
General and administrative                              46,873        49,774
Bad debt expense                                            --         9,021
                                                     ---------     ---------
  Total Expenses                                       698,366       782,529
                                                     ---------     ---------
  Net Income                                        $  483,369    $  222,715
                                                     =========     =========
Net Income Allocated:

To the General Partners                             $   14,501    $    6,681
To the Limited Partners                                468,868       216,034
                                                     ---------     ---------
                                                    $  483,369    $  222,715
                                                     =========     =========
Per limited partnership unit
 (1,124,000 outstanding)                                  $.42          $.19
                                                     =========     =========
See accompanying notes to the financial statements.


                    ---------------------------------------
                    Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995
                    ---------------------------------------

                                        Limited       General
                                       Partners       Partner           Total
                                     ----------      --------      ----------
Balance at December 31, 1994        $35,916,630     $(355,690)    $35,560,940
Net income                              468,868        14,501         483,369
Cash distributions                     (342,390)      (10,429)       (352,819)
                                     ----------      --------      ----------
Balance at March 31, 1995           $36,043,108     $(351,618)    $35,691,490
                                     ==========      ========      ==========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Cash Flows from Operating Activities:                     1995            1994
                                                     ---------       ---------
Net income                                          $  483,369      $  222,715
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                        361,167         426,600
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                     (1,089)        151,749
    Accounts receivable                                (26,597)         43,958
    Prepaid expenses                                    19,850         (12,557)
    Deferred rent receivable                            (2,266)         72,429
    Due to affiliates                                  (23,083)        (23,456)
    Accounts payable and accrued expenses              (49,685)        140,973
    Security deposits payable                            1,089           7,288
    Prepaid rent                                         1,834        (159,036)
                                                     ---------       ---------
Net cash provided by operating activities              764,589         870,663
                                                     ---------       ---------
Cash Flows from Investing Activities:

  Additions to real estate                             (96,732)       (691,413)
                                                     ---------       ---------
Net cash used for investing activities                 (96,732)       (691,413)
                                                     ---------       ---------
Cash Flows from Financing Activities:

  Cash distributions                                  (352,819)       (347,629)
                                                     ---------       ---------
Net cash used for financing activities                (352,819)       (347,629)
                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents   315,038        (168,379)

Cash and cash equivalents at beginning of period       140,886         798,734
                                                     ---------       ---------
Cash and cash equivalents at end of period          $  455,924      $  630,355
                                                     =========       =========
See accompanying notes to the financial statements.



                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of March 31, 1995 and the results of operations, and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



              ----------------------------------------------------
              Part I, Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations
              ----------------------------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------
At March 31, 1995, the Partnership had unrestricted cash and cash equivalents of $455,924, compared with $140,886 at December 31, 1994. The cash and cash equivalents balance includes amounts reserved for capital and tenant improvements, leasing costs, the Working Capital Reserve and cash flow generated from property operations. The increase of $315,038 reflects cash flow generated from property operations in excess of payment of cash distributions totaling $352,819 and additions to real estate of $96,732. The Partnership's restricted cash balance is comprised of security deposits held by the Partnership's properties and totaled $153,251 at March 31, 1995, compared with $152,162 at December 31, 1994.

Buildings and personal property increased by $96,732 to $25,442,985 at March 31, 1995 from $25,346,253 at December 31, 1994. The increase is primarily attributable to completion of a chiller retrofit project at Powers Ferry Office Building and construction of balconies at Pebblebrook Apartments.

Accounts receivable totaled $45,334 at March 31, 1995, compared with $18,737 at December 31, 1994. The increase is largely the result of higher receivable balances at Foothills Tech Plaza and Pebblebrook Apartments, partially offset by a lower receivable balance at Powers Ferry Office Building.

Accounts payable and accrued expenses totaled $274,211 at March 31, 1995, compared with $323,897 at December 31, 1994. The decrease is due to a reduction in accrued lease incentives relating to a lease buyout at Powers Ferry Office Building and a reduction in Partnership level accounts payable. The decrease is partially offset by an increase in accrued real estate taxes at Powers Ferry Office Building and Pebblebrook Apartments.

On or about May 27, 1995, the Partnership will pay a cash distribution to the Limited Partners in the amount of $.30 per Unit for the quarter ended March 31, 1995. After reviewing the Partnership's operations for the first quarter ended March 31, 1995, the General Partner determined that adequate cash reserves exist to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at the Properties, and a cash distribution to the Limited Partners. The timing and amount of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

The General Partner is currently marketing for sale Pebblebrook Apartments and Foothills Tech Plaza. While the General Partner is encouraged by the initial response to the sales packages, there can be no assurance that a sale of either property will occur at the General Partner's targeted price.

Results of Operations
- - - - - - ---------------------
Partnership operations resulted in net income of $483,369 for the quarter ended March 31, 1995, compared with net income of $222,715 for the corresponding period in 1994. The increase in net income in 1995 is primarily attributable to an increase in rental income and a decrease in depreciation and amortization expenses.

Rental income for the three months ended March 31, 1995 increased to $1,175,320, compared with $999,989 for the corresponding period a year earlier. The increase is primarily due to rent escalations at Foothills Tech Plaza and Powers Ferry Office Building and to higher average occupancy at Powers Ferry Office Building.

Depreciation and amortization expense totaled $361,167 for the quarter ended March 31, 1995, compared with $426,600 for the corresponding period a year earlier. The decrease is largely the result of the write-off of fully depreciated building and tenant improvements totaling $5.5 million during 1994. Property operating expenses totaled $290,326 for the quarter ended March, 31, 1995 compared to $297,134 for the corresponding period in 1994. The decrease is largely due to lower utility expenses at the Powers Ferry Office Building and Pebblebrook Apartments properties due to favorable weather conditions during the winter. Bad debt expense for the three months ended March 31, 1994 totaled $9,021. The 1994 expense reflects the write-off of a former tenant's receivable balance.

At March 31, 1995, the lease levels at each of the properties were as follows:
Foothills Tech Plaza - 100%; Powers Ferry Office Building - 91%; Sunnyvale R&D
- - - - - - - 100%; and Pebblebrook Apartments - 99%.




                           -------------------------
                           PART II OTHER INFORMATION
                           -------------------------

Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   ----------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					PARTICIPATING DEVELOPMENT FUND 86

				BY:	PDF86 REAL ESTATE SERVICES INC.
					General Partner



Date:   May 12, 1995
					BY:	/s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President



Date:   May 12, 1995
					BY:	/s/William Caulfield
					Name:	William Caulfield
					Title:	Vice President and Chief
						Financial Officer