Form 10-Q
period 1995-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1995-08-14
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended      June 30, 1995



OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Connecticut                                             06-1153833
 -----------------------------                                ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             identification No.)


3 World Financial Center, 29th Floor, New York, NY
ATTN:  Andre Anderson                                              10285
---------------------------------------                          --------
(Address of principal executive offices)                        (Zip code)

                                 (212) 526-3237
                            -----------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 Balance Sheets

                                              June 30,             December 31,
Assets                                           1995                     1994
                                           ----------               ----------
Land                                      $12,419,476              $12,419,476
Buildings and personal property            25,463,833               25,346,253
Tenant improvements                         4,839,404                4,830,172
                                           ----------               ----------
                                           42,722,713               42,595,901
Less-accumulated depreciation              (8,436,802)              (7,744,521)
                                           ----------               ----------
                                           34,285,911               34,851,380

Restricted cash                               155,935                  152,162
Cash and cash equivalents                     806,974                  140,886

Accounts receivable                            41,725                   18,737
Prepaid expenses, net of accumulated
  amortization of $83,046 in 1995
  and $47,360 in 1994                         372,563                  389,472
Incentives to lease, net of accumulated
  amortization of $38,245 in 1995
  and $18,889 in 1994                         205,243                  283,555
Deferred rent receivable                      292,869                  269,701
                                           ----------               ----------
  Total Assets                            $36,161,220              $36,105,893
                                           ==========               ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:

Due to affiliates                         $    55,202              $    64,809
Accounts payable and accrued expenses         212,744                  323,897
Security deposits payable                     155,935                  152,162
Prepaid rent                                       --                    4,085
                                            ---------                ---------
  Total Liabilities                           423,881                  544,953

Partners' Capital (Deficit)
  General Partners                           (350,393)                (355,690)
  Limited Partners                         36,087,732               35,916,630
                                           ----------               ----------
  Total Partners' Capital                  35,737,339               35,560,940
                                           ----------               ----------
Total Liabilities and Partners' Capital   $36,161,220              $36,105,893
                                           ==========               ==========


                            Statements of Operations

                               Three months ended             Six months ended
                                   June 30,                      June 30,
Income                        1995           1994           1995           1994
                         ---------      ---------      ---------      ---------
Rental                  $1,209,971     $1,085,317     $2,385,291     $2,085,306
Interest                    11,312          2,771         16,142          6,271
Other                        2,897        133,662          4,482        135,417
                         ---------      ---------      ---------      ---------
Total Income             1,224,180      1,221,750      2,405,915      2,226,994

Expenses

Depreciation
  and amortization         386,156        324,276        747,323        750,876
Property Operating         358,530        360,423        648,856        657,557
General and administrative  91,022         37,545        137,895         87,319
Bad Debt Expense                --             --             --          9,021
                         ---------      ---------      ---------      ---------
Total Expenses             835,708        722,244      1,534,074      1,504,773
                         ---------      ---------      ---------      ---------
Net Income              $  388,472     $  499,506     $  871,841     $  722,221
                         =========      =========      =========      =========
Net Income Allocated:

To the General Partners $   11,654     $   14,985     $   26,155     $   21,667
To the Limited Partners    376,818        484,521        845,686        700,554
                         ---------      ---------      ---------      ---------
                        $  388,472     $  499,506     $  871,841     $  722,221
                         =========      =========      =========      =========
Per limited
  partnership unit
  (1,124,000 outstanding)     $.33           $.43           $.75           $.62
                         =========      =========      =========      =========


                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                         Limited         General
                                        Partners         Partner          Total
                                      ----------        --------     ----------
Balance at December 31, 1994         $35,916,630       $(355,690)   $35,560,940
Net income                               845,686          26,155        871,841
Cash distributions                      (674,584)        (20,858)      (695,442)
                                      ----------        --------     ----------
Balance at June 30, 1995             $36,087,732       $(350,393)   $35,737,339
                                      ==========        ========     ==========


                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995               1994
                                                   ---------          ---------
Net income                                        $  871,841         $  722,221
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                      747,323            750,876
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                   (3,773)           181,044
    Accounts receivable                              (22,988)           (39,013)
    Prepaid expenses                                 (18,777)           (89,837)
    Incentives to lease                               58,956                 --
    Deferred rent receivable                         (23,168)            69,338
    Due to affiliates                                 (9,607)            (1,981)
    Accounts payable and accrued expenses           (111,153)           140,999
    Security deposits payable                          3,773             41,104
    Prepaid rent                                      (4,085)          (222,148)
                                                   ---------          ---------
Net cash provided by operating activities          1,488,342          1,552,603

Cash Flows from Investing Activities:

  Additions to real estate                          (126,812)        (1,419,719)
                                                   ---------          ---------
Net cash used for investing activities              (126,812)        (1,419,719)

Cash Flows from Financing Activities:

  Cash distributions                                (695,442)          (695,258)
                                                   ---------          ---------
Net cash used for financing activities              (695,442)          (695,258)

Net increase (decrease)
  in cash and cash equivalents                       666,088           (562,374)

Cash and cash equivalents
  at beginning of period                             140,886            798,734
                                                   ---------          ---------
Cash and cash equivalents at end of period        $  806,974         $  236,360
                                                   =========          =========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
-------------------------------
At June 30, 1995, the Partnership had unrestricted cash and cash equivalents of $806,974, compared with $140,886 at December 31, 1994. The cash and cash equivalents balance includes amounts reserved for capital and tenant improvements, leasing costs, the Working Capital Reserve and cash flow generated from property operations. The increase of $666,088 reflects cash flow generated from property operations in excess of the payment of cash distributions totaling $695,442 and additions to real estate of $126,812. The Partnership's restricted cash balance is comprised of security deposits held by the Partnership's properties and totaled $155,935 at June 30, 1995, compared with $152,162 at December 31, 1994.

During the second quarter of 1995, the General Partner reached an agreement in principle with an unaffiliated third party to sell Foothills Tech Plaza on an all-cash basis. However, the prospective purchaser, during its due diligence period, has raised certain issues which may affect the sale or the selling price of the property. These issues are currently being negotiated, however, the outcome is uncertain. If the issues can be resolved, we anticipate that the sale will close in late September 1995. If these issues cannot be resolved, the General Partner will continue to market the property for sale to other prospective buyers.

On May 11, 1995, the General Partner executed a letter of intent with an unaffiliated third party to sell Pebblebrook Apartments on an all-cash basis. However, during its due diligence process, the prospective buyer has raised issues regarding certain conditions of the property. If these issues cannot be resolved, the General Partner will continue to market the property for sale to other prospective buyers.

At Powers Ferry Office Building, the General Partner executed a new lease totaling 1,191 square feet during the 1995 second quarter, replacing a tenant which vacated the premises in April 1995. Another tenant, whose lease is scheduled to expire in October 1996, relocated within the building and expanded its lease by 2,091 square feet during the quarter. The tenant now occupies 4,101 square feet. No further leases are scheduled to expire until April 1996.

Accounts receivable totaled $41,725 at June 30, 1995, compared with $18,737 at December 31, 1994. The increase is largely the result of higher receivable balances at Foothills Tech Plaza.

Incentives to lease totaled $205,243 at June 30, 1995, compared with $283,555 at December 31, 1994. The decrease is due to a payment made relating to a lease buyout at Powers Ferry Office Building.

Accounts payable and accrued expenses totaled $212,744 at June 30, 1995, compared with $323,897 at December 31, 1994. The decrease is due to a reduction in accrued lease incentives relating to a lease buyout at Powers Ferry Office Building. The decrease is partially offset by an increase in accrued real estate taxes and legal fees associated with the marketing of Pebblebrook Apartments and Foothills Tech Plaza for sale.

On or about August 22, 1995, the Partnership will pay a cash distribution to the Limited Partners in the amount of $.30 per Unit for the quarter ended June 30, 1995. After reviewing the Partnership's operations for the quarter ended June 30, 1995, the General Partner determined that adequate cash reserves exist to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at the Properties, and a cash distribution to the Limited Partners. The timing and amount of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations
---------------------
Partnership operations resulted in net income of $388,472 and $871,841 for the three and six months ended June 30, 1995, respectively, compared with net income of $499,506 and $722,221 for the corresponding periods in 1994. The decrease in net income for the three-month period is primarily attributable to higher general and administrative, and depreciation and amortization expenses and lower other income. The increase in net income for the six-month period is primarily attributable to an increase in rental income.

Rental income for the three and six months ended June 30, 1995 increased to $1,209,971 and $2,385,291, respectively, compared with $1,085,317 and
$2,085,306 for the respective periods a year earlier. The increase is primarily due to higher average occupancy at Powers Ferry Office Building and rental rate increases at Foothills Tech Plaza and Powers Ferry Office Building. Other income totaled $2,897 and $4,482 for the three and six months ended June 30, 1995, respectively, compared with $133,662 and $135,417 for the comparable periods in 1994. The decrease is largely attributable to the receipt of a lease cancellation fee at Powers Ferry Office Building in 1994.

Depreciation and amortization expense totaled $386,156 and $747,323 for the three and six months ended June 30, 1995, respectively, compared with $324,276 and $750,876 for the respective periods in 1994. Bad debt expense for the six months ended June 30, 1994 totaled $9,021. The 1994 expense reflects the write-off of a former tenant's receivable balance.

At June 30, 1995, the lease levels at each of the properties were as follows:
Foothills Tech Plaza - 100%; Powers Ferry Office Building - 93%; Sunnyvale R&D
- 100%; and Pebblebrook Apartments - 100%.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					PARTICIPATING DEVELOPMENT FUND 86

				BY:	PDF86 REAL ESTATE SERVICES INC.
					General Partner



Date:   August 11, 1995
					BY:	/s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President



Date:   August 11, 1995
					BY:	/s/William Caulfield
					Name:	William Caulfield
					Title:	Vice President and Chief
						Financial Officer