Form 10-Q
period 1995-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1995-11-14
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995



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




Balance Sheets


                                                September 30,    December 31,
Assets                                                  1995            1994

Land                                            $ 10,482,795    $ 12,419,476
Buildings and personal property                   19,170,122      25,346,253
Tenant improvements                                1,242,557       4,830,172

                                                  30,895,474      42,595,901
Less-accumulated depreciation                     (5,542,160)     (7,744,521)

                                                  25,353,314      34,851,380

Restricted cash                                      100,848         152,162
Cash and cash equivalents                         11,023,209         140,886

Accounts receivable                                   41,815          18,737
Prepaid expenses, net of accumulated
  amortization of $95,757 in 1995 and
  $47,360 in 1994                                    315,864         389,472
Incentives to lease, net of accumulated
  amortization of $46,520 in 1995 and
  $18,889 in 1994                                    196,968         283,555
Deferred rent receivable                             192,813         269,701

    Total Assets                                $ 37,224,831    $ 35,812,845


Liabilities and Partners' Capital (Deficit)

Liabilities:
  Due to affiliates                             $     52,726    $     64,809
  Accounts payable and accrued expenses              249,793         323,897
  Security deposits payable                          100,848         152,162
  Prepaid rent                                             -           4,085

    Total Liabilities                                403,367         544,953

Partners' Capital (Deficit)
  General Partner                                   (340,331)       (355,690)
  Limited Partners                                37,161,795      35,916,630

    Total Partners' Capital                       36,821,464      35,560,940

    Total Liabilities and Partners' Capital     $ 37,224,831    $ 36,105,893





Statements of Operations

                                 Three months ended         Nine months ended
                                    September 30,              September 30,
Income                          1995           1994         1995          1994

Rental                   $ 1,097,732    $ 1,125,842  $ 3,483,023   $ 3,211,148
Interest                      20,848          2,646       36,990         8,917
Other                          2,220          3,580        6,702       138,997

   Total Income            1,120,800      1,132,068    3,526,715     3,359,062

Expenses

Depreciation and
  amortization               370,821        374,335    1,118,144     1,125,211
Property operating           401,053        342,095    1,049,909       999,652
General and
  administrative              40,048         54,952      177,943       142,271
Bad debt expense                   -              -            -         9,021

   Total Expenses            811,922        771,382    2,345,996     2,276,155

Income before gain on
  sale of real estate        308,878        360,686    1,180,719     1,082,907

Gain on sale of real
  estate                   1,122,437              -    1,122,437             -

     Net Income          $ 1,431,315    $   360,686  $ 2,303,156   $ 1,082,907

Net Income Allocated:

To the General Partner   $    20,491    $    10,821  $    46,646   $    32,487
To the Limited Partners    1,410,824        349,865    2,256,510     1,050,420

                         $ 1,431,315    $   360,686  $ 2,303,156   $ 1,082,907

Per limited partnership
  unit (1,124,000
  outstanding)                 $1.26           $.31        $2.01          $.93





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                        General         Limited
                                        Partner         Partners         Total

Balance at December 31, 1994         $ (355,690)    $ 35,916,630  $ 35,560,940
Net income                               46,646        2,256,510     2,303,156
Cash distributions                      (31,287)      (1,011,345)   (1,042,632)

Balance at September 30, 1995        $ (340,331)    $ 37,161,795  $ 36,821,464





Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995              1994

Net income                                     $   2,303,156     $   1,082,907
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                  1,118,144         1,125,211
    Gain on sale of real estate                   (1,122,437)                -
    Increase (decrease) in cash arising from
    changesin operating assets and liabilities:
        Restricted cash                               51,314           201,785
        Accounts receivable                          (23,078)           36,853
        Prepaid expenses                              20,078          (298,538)
        Incentives to lease                           58,956          (300,264)
        Deferred rent receivable                      76,888            36,579
        Due to affiliates                            (12,083)           (6,642)
        Accounts payable and accrued expenses        (74,104)          185,899
        Security deposits payable                    (51,314)           40,779
        Prepaid rent                                  (4,085)         (242,564)

Net cash provided by operating activities          2,341,435         1,862,005

Cash Flows from Investing Activities:

   Proceeds from sale of real estate assets        9,748,067                 -
   Additions - to real estate assets                (164,547)       (1,613,643)
   Accounts payable - real estate assets                   -            95,485

Net cash provided by (used for) investing
activities                                         9,583,520        (1,518,158)

Cash Flows from Financing Activities:

   Cash distributions                             (1,042,632)       (1,042,887)

Net cash used for financing activities            (1,042,632)       (1,042,887)

Net increase (decrease) in cash and cash
equivalents                                       10,882,323          (699,040)

Cash and cash equivalents at beginning of
period                                               140,886           798,734

Cash and cash equivalents at end of period     $  11,023,209     $      99,694

Supplemental Schedule of Non-Cash Investing
Activity:

Write-off of fully depreciated real estate
assets                                         $           -        $2,266,215




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Foothills Tech Plaza Foothills Tech Plaza was sold on September 29, 1995 for $10,011,512 net of $226,000 in contracted roof repairs. The gain on disposition of the property totaled $1,122,437. Write-offs related to the sale of the property consisted of deferred rent receivable and leasing costs in the amounts of $129,846 and $30,058, respectively.





Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations


Liquidity and Capital Resources

Foothills Tech Plaza was sold to an unaffiliated third party on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs. The gain on disposition of the property totaled $1,122,437. Land, buildings and improvements, net of accumulated depreciation, decreased by $11,700,427 from December 31, 1994 to September 30, 1995 primarily as a result of the Foothills Tech Plaza sale. The General Partner is reviewing the Partnership's current cash position and anticipated future cash needs before determining the amount of net proceeds to distribute to the limited partners. However, it is expected that most if not all of the net proceeds will be distributed in late November.

On May 11, 1995, the General Partner executed a letter of intent with an unaffiliated third party to sell Pebblebrook Apartments. During the 1995 third quarter, the prospective buyer rescinded its offer. The General Partner has agreed to a letter of intent and is currently negotiating a purchase and sale agreement with another unaffiliated third party to sell Pebblebrook Apartments for a sales price of $10,570,000, net of commissions. The sale is expected to close in early January 1996. However, the agreement is subject to a due diligence period. As is customary, the buyer can rescind the offer with no further obligation during this period. If the sale is not consummated, the General Partner will continue to market the property for sale to other prospective buyers.

At Powers Ferry Office Building, the General Partner executed a new, five-year lease totaling 1,192 square feet during the third quarter of 1995. No leases are scheduled to expire at the property until April 1996.

At September 30, 1995, the Partnership had unrestricted cash and cash equivalents of $11,023,209 compared with $140,886 at December 31, 1994. The increase of $10,882,323 primarily reflects proceeds from the sale of Foothills Tech Plaza. The Partnership's restricted cash balance is comprised of security deposits held by the Partnership's properties, and totaled $100,848 at September 30, 1995, compared with $152,162 at December 31, 1994. The decrease primarily reflects the sale of the Foothills property.

Accounts receivable totaled $41,815 at September 30, 1995, compared with $18,737 at December 31, 1994. The increase is largely due to past due rents and reimbursements from tenants at Foothills Tech Plaza. Prepaid expenses totaled $315,864 at September 30, 1995, compared to $389,472 at December 31, 1994. The decrease is mainly the result of the amortization of leasing commissions and prepaid insurance. Incentives to lease totaled $196,968 at September 30, 1995, compared with $283,555 at December 31, 1994. The decrease is primarily attributable to the amortization of a lease buyout at Powers Ferry Office Building. Deferred rent receivable totaled $192,813 at September 30, 1995, compared to $269,701 at December 31, 1994. The decrease is largely due to the sale of Foothills Tech Plaza.

Accounts payable and accrued expenses totaled $249,793 at September 30, 1995, compared with $323,897 at December 31, 1994. The decrease is primarily due to a reduction in accrued lease incentives relating to a lease buyout at Powers Ferry Office Building. The decrease is partially offset by an increase in accrued real estate taxes and legal fees associated with the marketing of Pebblebrook Apartments and Foothills Tech Plaza for sale. Security deposits totaled $100,848 at September 30, 1995, compared to $152,162 at December 31, 1994. The decrease is primarily attributable to the sale of Foothills Tech Plaza.

After reviewing the Partnership's operations for the third quarter ended September 30, 1995, the General Partner determined that adequate cash reserves exist to fund anticipated tenant improvements and leasing commission costs associated with leasing efforts at the Properties, and a cash distribution to the Limited Partners. On or about November 30, 1995, the Partnership will pay a regular quarterly cash distribution to the Limited Partners in the amount of $0.30 per Unit for the quarter ended September 30, 1995. The timing and amount of future cash distributions will be determined quarterly by the General Partner, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.


Results of Operations

Partnership operations resulted in net income of $1,431,315 and $2,303,156 for the three and nine months ended September 30, 1995, respectively, compared with net income of $360,686 and $1,082,907 for the corresponding periods in 1994. The increase in net income for both periods is primarily attributable to the gain on sale of Foothills Tech Plaza of $1,122,437.

Rental income for the three and nine months ended September 30, 1995 totaled $1,097,732 and $3,483,023, respectively, compared with $1,125,842 and
$3,211,148 for the respective periods a year earlier. The increase for the nine-month period is primarily due to higher average occupancy at Powers Ferry Office Building and rental rate increases at Foothills Tech Plaza and Powers Ferry Office Building. Other income totaled $2,220 and $6,702 for the three and nine months ended September 30, 1995, respectively, compared with $3,580 and $138,997 for the comparable periods in 1994. The decrease for the nine-month period is largely attributable to the receipt of a lease cancellation fee at Powers Ferry Office Building in 1994.

Property operating expenses totaled $401,053 and $1,049,909 for the three and nine months ended September 30, 1995, respectively, compared with $342,095 and $999,652 for the three- and nine-month periods a year earlier. The increases are primarily attributable to the write-off of deferred rent receivable and unamortized leasing commissions as they relate to Foothills Tech Plaza and, for the nine-month period, to repairs and maintenance completed in 1995 at Pebblebrook Apartments. General and administrative expenses totaled $40,048 and $177,943 for the three and nine months ended September 30, 1995, respectively, compared with $54,952 and $142,271 for the respective periods in 1994. The decrease in the three-month period is primarily due to lower Partnership servicing fees for accounting, investor relations and tax preparation. The increase in the nine-month period is largely the result of legal expenses associated with the marketing of Foothills Tech Plaza and Pebblebrook Apartment s. The bad debt expense for the nine months ended September 30, 1994 totaled $9,021, reflecting the write-off of a former tenant's receivable balance.

At September 30, 1995, the lease levels at each of the properties were as follows: Powers Ferry Office Building - 94%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 97%.





PART II	OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (10) Closing summary documents relating to the sale of Foothills Tech Plaza on September 29, 1995.

                        (27)    Financial Data Schedule

                (b)     Reports on Form 8-K

                        On October 12, 1995, a Form 8-K was filed reporting the consummation of the sale of Foothills Tech Plaza for $10,011,512, net of $226,000 in contracted roof repairs.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					PARTICIPATING DEVELOPMENT FUND 86

				BY:	PDF86 REAL ESTATE SERVICES INC.
					General Partner



Date:   November 14, 1995
					BY:	/s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President



Date:   November 14, 1995
					BY:	/s/William Caulfield
					Name:	William Caulfield
					Title:	Vice President and Chief
                                                Financial Officer