Form 10-K
period 1995-12-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1996-04-01
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
                       A Real Estate Limited Partnership
              Exact Name of Registrant as Specified in its Charter


        Connecticut                                         06-1153833
- ------------------------------                           ----------------
State or other jurisdiction of                  IRS employer identification No.
incorporation or organization

3 World Financial Center, 29th Floor
New York, New York ATTN: Andre Anderson                       10285
- ---------------------------------------                     ----------
Address of principal executive offices                       zip code

Registrant's Telephone Number, Including Area Code:  (212) 526-3237

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

                          Yes    X                 No
                               -----

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


                                     PART I
Item 1.  Business

(a) 	General Development of Business

Participating Development Fund 86, A Real Estate Limited Partnership (the "Partnership"), was formed on December 9, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to make five participating investments by entering into land purchase leaseback transactions and concurrently funding leasehold mortgage loans secured by commercial and multi-family residential real estate (the "Participating Investments"). The Partnership made its Participating Investments in the following five properties (the "Properties" or individually a "Property"): Sunnyvale R&D, a one-story research and development building located in Sunnyvale, California; Foothills Tech Plaza, two research and development/service buildings in Phoenix, Arizona; Harris Pond Apartments, a 170-unit luxury apartment complex in Charlotte, North Carolina; Pebblebrook Apartments, a 267-unit luxury apartment complex in Overland Park (Kansas City), Kansas; and 1899 Powers Ferry Road, a four-story office building located in Atlanta, Georgia. The Participating Investment in Harris Pond Apartments was sold on November 1, 1989. As a result of defaults under ground leases on the Sunnyvale, Phoenix, Atlanta and Overland Park Properties, the Partnership took title to these Properties in their entirety. The Partnership anticipated liquidating its remaining investments within seven years from their respective dates of funding, however, competitive market conditions limited favorable sales opportunities. The Partnership does not plan to invest in any additional property.

On June 15, 1992, Phoenix Realty Management, Inc., ("Phoenix") sent a notice of resignation as co-General Partner of the Partnership to PDF86 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers/PDF 86, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services"), the Partnership's other co-General Partner. The effective date of the resignation was June 16, 1992. As a result of the resignation of Phoenix, RE Services, as sole General Partner, manages the affairs of the Partnership.

Foothills Tech Plaza was sold on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs. Additional information regarding the sale is incorporated by reference to the section entitled "Message to Investors" and
Note 3 "Real Estate Investments" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

On May 11, 1995, the General Partner executed a letter of intent with an unaffiliated third party to sell Pebblebrook Apartments. During the 1995 third quarter, the prospective buyer rescinded its offer. However, the General Partner subsequently agreed to a letter of intent with another unaffiliated third party to sell Pebblebrook Apartments, and on January 31, 1995 the General Partner executed a purchase and sale agreement for a sales price of $10,570,000, net of commissions. The sale was originally expected to close in late January, 1996 and was subsequently posponed until March, 1996. However, during the due diligence period, the prospective buyer raised certain concerns regarding the physical condition of the Property. While negotiations are continuing and the General Partner remains confident that the sale will be successfully concluded, there is no assurance that an agreement can be reached with the buyer concerning the remaining issues. Therefore, it remains possible that the sale will be further delayed or possibly not close at all.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization," Note 2 "Accounting Policies" and Note 3 "Real Estate Investments" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(b)	Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(d)     Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(e)	Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the "Property Profiles & Leasing Update" and Note 3 "Real Estate Investments" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.


Item 3.  Legal Proceedings

Discussion regarding class action settlement agreement incorporated by reference to Note 7 "Litigation" of Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit Holders during the fourth quarter of 1995.



                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a)	Market Information

There is no established trading market for the Units of the Partnership.

(b)	Holders

As of December 31, 1995, there were 7,759 holders of record, owning an aggregate of 1,124,000 Units.

(c)	Distributions

A discussion of cash distributions paid to the Limited Partners for the two years ended December 31, 1995 is incorporated by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report To Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
Foothills Tech Plaza was sold to an unaffiliated third party on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs. The gain on disposition of the property totaled $1,088,860. In anticipation of the sale of Pebblebrook Apartments, the property was reclassified, in the amount of $7,780,273, to "Real estate assets held for sale" on the Partnership's balance sheet. Land, buildings and improvements, net of accumulated depreciation, decreased by $17,452,829 from December 31, 1994 to December 31, 1995 primarily as a result of the Foothills Tech Plaza sale and reclassification of Pebblebrook Apartments.

At December 31, 1995, the Partnership had cash and cash equivalents of $1,480,034 compared with $140,886 at December 31, 1994. The increase is primarily attributable to proceeds from the sale of Foothills Tech Plaza and net cash provided by operating activities in excess of cash distributions paid to Partners. The cash and cash equivalents balance includes amounts reserved for capital and tenant improvements, leasing costs, working capital reserves and cash flow generated from operations of the properties. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $100,286 at December 31, 1995, compared with $152,162 at December 31, 1994. The decrease is primarily due to the sale of Foothills Tech Plaza.

Prepaid expenses totaled $273,681 at December 31, 1995, compared with $389,472 at December 31, 1994. The decrease is primarily the result of the amortization of leasing commissions associated with the lease-up of Powers Ferry in 1994 and the sale of Foothills Tech Plaza in 1995. Incentives to lease were $188,693 at December 31, 1995 compared to $283,555 at December 31, 1994. The decrease is largely the result of the amortization of a lease buyout at Powers Ferry Office Building. Deferred rent receivable totaled $193,634 at December 31, 1995, compared to $269,701 at December 31, 1994. The decrease is largely due to the write-off of deferred rent resulting from the sale of Foothills Tech Plaza.

Accounts payable and accrued expenses totaled $133,022 at December 31, 1995, compared with $323,897 at December 31, 1994. The decrease primarily is due to a reduction in accrued lease incentives relating to a lease buyout at Powers Ferry Office Building. Security deposits payable totaled $100,286 at December 31, 1995, compared to $152,162 at December 31, 1994. The decrease is mainly due to the sale of Foothills Tech Plaza. Prepaid rent totaled $79,555 at December 31, 1995, compared to $4,085 at December 31, 1994. The increase is largely attributable to the timing of rental payments.

The General Partner has determined that an adequate cash reserve exists to fund anticipated tenant improvement costs and leasing commissions associated with leasing efforts at the Properties, and pay cash distributions to the Limited Partners. For the year ended December 31, 1995, the Partnership declared cash distributions to the Limited Partners totaling $9.79 per Unit. Included in this total was a special distribution in the amount of $8.59 per Unit which was paid on November 24, 1995 and represented proceeds from the sale of Foothills Tech Plaza, and a fourth quarter cash distribution of $0.30 per Unit which was paid on February 9, 1996. In addition, on March 29, 1996 the Partnership paid a special cash distribution in the amount of $.55 per Unit. The distribution was made from the Partnership's cash reserves. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income being generated by current leases and Partnership cash flow.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on February 23, 1996.

Results of Operations

1995 Versus 1994
- ----------------
Partnership operations resulted in net income of $2,662,237 for the year ended December 31, 1995, compared with net income of $1,449,548 for the corresponding period in 1994. The increase in net income in 1995 is primarily attributable to the gain on the sale of Foothills Tech Plaza in the amount of $1,088,860.

Rental income totaled $4,397,667 for the year ended December 31, 1995, compared to $4,387,259 for the year ended December 31, 1994. The increase is primarily attributable to higher average occupancy at Powers Ferry Office Building and higher rental rates at Pebblebrook Apartments and Powers Ferry Office Building, partially offset by the sale of Foothills Tech Plaza. Interest income totaled $142,161 for the year ended December 31, 1995, compared to $11,912 for the year ended December 31, 1994. The increase is largely due to the Partnership's higher average cash balance in 1995 resulting from the sale of Foothills Tech Plaza. Other income totaled $8,807 for the year ended December 31, 1995, compared to $189,508 for the year ended December 31, 1994. The decrease is mainly attributable to the receipt of a lease cancellation fee at Powers Ferry Office Building in 1994.

Property operating expenses totaled $1,403,161 for the year ended December 31, 1995, relatively unchanged from $1,407,195 for the year ended December 31, 1994. Depreciation and amortization totaled $1,358,528 for the year ended December 31, 1995, compared to $1,513,099 for the year ended December 31, 1994. The decrease is primarily attributable to a lower depreciable asset base resulting from the sale of Foothills Tech Plaza. The Partnership recognized bad debt expense for the year ended December 31, 1994 totaling $16,905 reflecting the write-off of a former tenant's receivable balance.

As of December 31, 1995, the lease levels at each of the properties were as follows: Powers Ferry Office Building - 94%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 96%.

1994 Versus 1993
- ----------------
Partnership operations resulted in net income of $1,449,548 for the year ended December 31, 1994, compared with net income of $931,882 for the corresponding period in 1993. The increase in net income in 1994 is primarily attributable to higher rental income and other income in 1994, as well as lower general administrative, bad debt and depreciation expenses. These were offset by lower interest income and higher property operating expenses.

Rental income totaled $4,387,259 for the year ended December 31, 1994, compared with $3,990,962 in 1993. The increase in 1994 is primarily attributable to a rental rate increase at Sunnyvale, increased occupancy at Powers Ferry, scheduled rental rate increases at Pebblebrook and a tenant taking occupancy at Foothills. Other income was $189,508 for the year ended December 31, 1994, compared to $67,093 for the year ended December 31, 1993. The increase of $122,415 is due primarily to the receipt of a tenant's cancellation fee at Powers Ferry. Interest income totaled $11,912 for the year ended December 31, 1994 compared with $42,812 in 1993, reflecting the Partnership's lower average cash balances.

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


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


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

The executive officers and directors of RE Services are listed below.

        Name                    Office
        ----------              -------------
        Kenneth L. Zakin        President and Director
        William Caulfield       Vice President and Chief Financial Officer
        Lawrence M. Ostow       Vice President

Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers Inc. and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 36, is a Vice President of Lehman Brothers Inc. and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Lawrence M. Ostow, 28, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.

Certain Matters Involving Affiliates of RE Services
- ---------------------------------------------------
On July 31, 1993, Shearson Lehman Brothers, Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Brothers/PDF 86, Inc. general partner changed its name to PDF86 Real Estate Services Inc. to delete any reference to "Shearson."


Item 11.  Executive Compensation

The General Partner and its Affiliates have received certain fees, commissions and reimbursements for expenses incurred as provided for on pages 13 through 17 of the Prospectus which are contained under "Management Compensation" (See
Exhibit 3 incorporated herein by reference). The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Unit Holders and a share of taxable income or taxable loss, and may be reimbursed for certain out-of-pocket expenses. In addition, the General Partner is entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements is incorporated by reference to Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to Financial Statements. Certain officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security of Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1995.

(b) Security Ownership of Management

No officer or director of the General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1995.

(c) Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

(a) Transactions With Management and Others

Incorporated by reference to Note 3 "Real Estate Investments," Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(b) Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

(c) Indebtedness of Management

No management person is indebted in any amount to the Partnership.

(d) Transactions With Promoters

There have been no transactions with promoters other than as described above in
(a).


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i)  Index to Financial Statements

Balance Sheets at December 31, 1995 and 1994                            (1)

Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      (1)

Statements of Partners' Capital (Deficit)
  for the Years Ended December 31, 1995, 1994 and 1993                  (1)

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      (1)

Notes to the Financial Statements                                       (1)

Independent Auditors' Report                                            (1)

(a)(ii)  Financial Statement Schedule

Independent Auditors' Report on Schedule III                            F-1

Schedule III - Real Estate and Accumulated Depreciation                 F-2

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


(b) Reports on Form 8-K filed in the fourth quarter of 1995:

    The Partnership filed a report on Form 8-K on October 12, 1995 regarding the sale of Foothills Tech Plaza.

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

13  - Annual Report to Unitholders for the year ended December 31, 1995.

27  - Financial Data Schedule




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 29, 1996

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




                                PDF86 REAL ESTATE SERVICES INC.
                                General Partner







Date:   March 29, 1996
                                BY:   /s/Kenneth L. Zakin
                                      Kenneth L. Zakin
                                      Director and President







Date:   March 29, 1996
                                BY:   /s/William Caulfield
                                      William Caulfield
                                      Vice President and
                                      Chief Financial Officer






Date:   March 29, 1996
                                BY:   /s/Lawrence M. Ostow
                                      Lawrence M. Ostow
                                      Assistant Vice President






                          INDEPENDENT AUDITORS' REPORT


The Partners
Participating Development Fund 86:

Under date of February 16, 1996 we reported on the balance sheets of Participating Development Fund 86 (a Connecticut limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statements schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP

Boston, Massachusetts
February 16, 1996






                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate Limited Partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995




                                                    Initial Cost to Partnership



                                                                  Buildings and
Description                Encumbrances (1)           Land         Improvements

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                            --     $6,336,962           $4,848,999

1899 Powers Ferry Road
Office Building
Marietta, GA                             --      2,050,628            6,774,215

                                                 8,387,590           11,623,214
Real Estate Held for Sale
Pebblebrook Apartments
Apartment Buildings
Overland Park, KS                        --      2,095,205            8,118,985

                                               $10,482,795          $19,742,199








                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate Limited Partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                            Cost Capitalized
                                            Subsequent
                                            To Acquisition
                                            --------------

                                            Buildings and
Description                                 Improvements (3)        Retirements

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                               $3,141,469              $(2,976,402)

1899 Powers Ferry Road
Office Building
Marietta, GA                                 2,189,066               (1,282,863)

                                             5,330,535               (4,259,265)

Real Estate Held for Sale
Pebblebrook Apartments
Apartment Buildings
Overland Park, KS                              863,301               (1,250,320)

                                            $6,193,836              $(5,509,585)





                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate Limited Partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995



                        Gross Amount at Which
                        Carried at Close of Period
                        --------------------------

                                    Buildings and                Accumulated
Description             Land        Improvements    Total(1)     Depreciation(2)

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA           $6,336,962  $5,014,066      $11,351,028  $(1,369,338)

1899 Powers Ferry Road
Office Building
Marietta, GA             2,050,628   7,680,418        9,731,046   (2,314,185)

                         8,387,590  12,694,484       21,082,074   (3,683,523)

Real Estate Held for Sale
Pebblebrook Apartments
Apartment Buildings
Overland Park, KS        2,095,205   7,731,966        9,827,171   (2,046,898)

                       $10,482,795 $20,426,450      $30,909,245  $(5,730,421)




                       PARTICIPATING DEVELOPMENT FUND 86
                      (A Real Estate Limited Partnership)

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                               Life on which
                                                               Depreciation
                                                               in Latest
                               Date of         Date            Income Statements
Description                    Construction    Acquired        is Computed

Commercial Property:

Sunnyvale R&D Building
Sunnyvale, CA                   8/86            8/28/86         5 - 35 years

1899 Powers Ferry Road
Office Building
Marietta, GA                    2/86            7/7/87          5 - 35 years


Real Estate Held for Sale
Pebblebrook Apartments
Apartment Buildings
Overland Park, KS               N/A             9/4/86          5 - 35 years

(1) For Federal Income Tax Purposes, the aggregate cost of land, building and improvements is $40,039,600.

(2) For Federal income tax purposes, the amount of accumulated depreciation is $3,630,345.

(3) Tenant improvements are depreciated over the terms of the respective leases.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate Investments:                1995            1994            1993

Beginning of year                $42,595,901     $46,380,563     $46,170,294
Additions                            211,470       1,691,770         493,591
Less Retirements                     (33,151)     (5,476,432)       (283,322)
Dispositions                     (11,864,975)              0               0

End of year                      $30,909,245     $42,595,901     $46,380,563

Accumulated Depreciation:

Beginning of year                $ 7,744,521     $11,772,231     $10,371,081
Depreciation                       1,251,637       1,448,722       1,684,472
Less Retirements                     (26,391)     (5,476,432)       (283,322)
Depositions                       (3,239,346)              0               0

End of year                      $ 5,730,421     $ 7,744,521     $11,772,231