Form 10-Q
period 1996-03-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1996-05-14
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1996

    or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-2294



                       PARTICIPATING DEVELOPMENT FUND 86
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter



          Delaware
         ----------                                         06-1153833
  State or Other Jurisdiction of                           ------------
  Incorporation or Organization                           I.R.S. Employer
                                                         Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn: Andre Anderson
- -------------------------------------                          10285
Address of Principal Executive Offices                        --------
                                                              Zip Code


                                 (212) 526-3237
                                ----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____





Balance Sheets
- --------------                                At March 31,     At December 31,
                                                     1996                1995
Assets
  Land                                       $  8,387,590        $  8,387,590
  Buildings and personal property              11,460,068          11,460,068
  Tenant improvements                           1,234,416           1,234,416
                                               21,082,074          21,082,074
  Less accumulated depreciation                (3,825,403)         (3,683,523)
                                               17,256,671          17,398,551

Real estate assets held for sale                7,799,732           7,780,273

Cash and cash equivalents                       1,060,602           1,480,034
Restricted cash                                    98,148             100,286
                                                1,158,750           1,580,320

Accounts receivable                                46,664              31,304
Prepaid expenses, net of accumulated
  amortization of $129,505 in 1996 and
  $111,997 in 1995                                243,590             273,681
Incentives to lease, net of accumulated
  amortization of $63,069 in 1996 and
  $54,794 in 1995                                 180,418             188,693
Deferred rent receivable                          194,874             193,634
     Total Assets                            $ 26,880,699        $ 27,446,456

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $    171,251        $    133,022
  Due to affiliates                                18,569              48,744
  Security deposits payable                        98,148             100,286
  Prepaid rent                                      2,800              79,555
     Total Liabilities                            290,768             361,607
Partners' Capital (Deficit):
  General Partner                                (451,651)           (436,797)
  Limited Partners (1,124,000 units
  outstanding)                                 27,041,582          27,521,646
     Total Partners' Capital                   26,589,931          27,084,849
     Total Liabilities and Partners'
     Capital                                 $ 26,880,699        $ 27,446,456




Statement of Partners' Capital (Deficit)
- ----------------------------------------
For the three months ended March 31, 1996
                                           General        Limited
                                           Partner       Partners        Total
Balance at December 31, 1995             $(436,797)   $27,521,646  $27,084,849
Cash distributions                         (29,549)      (955,189)    (984,738)
Net income                                  14,695        475,125      489,820
Balance at March 31, 1996                $(451,651)   $27,041,582  $26,589,931


Statements of Operations
- -------------------------
For the three months ended March 31,                      1996           1995
Income
Rental                                              $  941,331    $ 1,175,320
Other                                                   49,410          1,585
Interest                                                19,967          4,830
  Total Income                                       1,010,708      1,181,735
Expenses
Property operating                                     298,404        290,326
Depreciation and amortization                          167,663        361,167
General and administrative                              54,821         46,873
  Total Expenses                                       520,888        698,366
  Net Income                                        $  489,820    $   483,369
Net Income Allocated:
To the General Partner                              $   14,695    $    14,501
To the Limited Partners                                475,125        468,868
                                                    $  489,820    $   483,369
Per limited partnership unit
(1,124,000 outstanding)                                  $ .42          $ .42



Statements of Cash Flows
- -------------------------
For the three months ended March 31,                      1996           1995

Cash Flows From Operating Activities
Net income                                          $  489,820     $  483,369
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                       167,663        361,167
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Restricted cash                                  2,138         (1,089)
        Accounts receivable                            (15,360)       (26,597)
        Prepaid expenses                                12,583         19,850
        Deferred rent receivable                        (1,240)        (2,266)
        Accounts payable and accrued expenses           38,229        (49,685)
        Due to affiliates                              (30,175)       (23,083)
        Security deposits payable                       (2,138)         1,089
        Prepaid rent                                   (76,755)         1,834
Net cash provided by operating activities              584,765        764,589
Cash Flows From Investing Activities
   Additions to real estate                            (19,459)       (96,732)
Net cash used for investing activities                 (19,459)       (96,732)
Cash Flows From Financing Activities
   Cash distributions                                 (984,738)      (352,819)
Net cash used for financing activities                (984,738)      (352,819)
Net increase (decrease) in cash and cash
  equivalents                                         (419,432)       315,038
Cash and cash equivalents, beginning of period       1,480,034        140,886
Cash and cash equivalents, end of period            $1,060,602     $  455,924



Notes to the Financial Statements
- ----------------------------------

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
- -------------------------------

The Partnership had cash and cash equivalents totaling $1,060,602 at March 31, 1996, compared with $1,480,034 at December 31, 1995. The decrease is primarily due to real estate additions and cash distributions to partners exceeding cash provided by operations. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $98,148 at March 31, 1996, which consists of security deposits.

In January 1996 the General Partner executed a purchase and sale agreement with an unaffiliated third party to sell Pebblebrook Apartments for a price of $10,570,000, net of commissions. The sale was originally expected to close in late January 1996 and was subsequently postponed until March 1996. However, during the due diligence period, the prospective buyer raised concerns regarding the physical condition of certain areas of the Property. While negotiations are continuing and the General Partner remains confident that the sale will be successfully concluded, there is no assurance that an agreement can be reached with the buyer regarding its concerns. Therefore, it remains possible that the sale will be further delayed or possibly not close at all. Operations at the property remained strong during the 1996 first quarter, reflecting the healthy market conditions in the Kansas City area and the continued appeal of the property.

At Powers Ferry Office Building, the General Partner extended, for two years, a lease with a tenant occupying 1,200 square feet, through April 1998.

Accounts receivable increased to $46,664 at March 31, 1996 from $31,304 at December 31, 1995 due to the timing of rent payments. Prepaid expenses totaled $243,590 at March 31, 1996, compared with $273,681 at December 31, 1995. The lower 1996 balance reflects the amortization of prepaid insurance and leasing commissions.

Accounts payable and accrued expenses totaled $171,251 at March 31, 1996 compared with $133,022 at December 31, 1995. The increase is primarily due to real estate tax accruals associated with two of the Partnership's properties.

A cash distribution in the amount of $.30 per Unit will be paid to the Limited Partners on or about May 20, 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 first quarter operations, anticipated future cash needs and current cash position.

Results of Operations
- ----------------------
As a result of the sale of Foothills Tech Plaza on September 29, 1995, the Partnership's results of operations for the three months ended March 31, 1996 are not comparable to the corresponding period in 1995. The Partnership's operations resulted in net income of $489,820 for the three months ended March 31, 1996, relatively unchanged from net income of $483,369 for the three months ended March 31, 1995.

Rental income totaled $941,331 for the three months ended March 31, 1996, compared with $1,175,320 a year earlier. The decrease is primarily attributable to the sale of Foothills Tech Plaza. Other income totaled $49,410 for the three months ended March 31, 1996, compared with $1,585 for the comparable period in 1995. The increase is primarily due to the write-off of accrued management fees.

Property operating expenses totaled $298,404 for the three months ended March 31, 1996, relatively unchanged from $290,326 a year earlier. Depreciation and amortization decreased to $167,663 at March 31, 1996 from $361,167 a year earlier, primarily due to the sale of Foothills Tech Plaza.

As of March 31, 1996, lease levels at each of the Properties were as follows:
Sunnyvale R&D-100%; Powers Ferry Office Building-94%; Pebblebrook
Apartments-92%.



Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                              (27) Financial Data Schedule

                (b)  Reports on Form 8-K.

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



                                   SIGNATURES
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PARTICIPATING DEVELOPMENT FUND 86

                           BY:     PDF86 Real Estate Services Inc.
                                   General Partner



Date:   May 14, 1996               BY:  /s/ Kenneth L Zakin
                                        President