Form 10-Q
period 1996-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1996-08-13
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

    or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 33-2294



                       PARTICIPATING DEVELOPMENT FUND 86
                     -------------------------------------
              Exact Name of Registrant as Specified in its Charter


    Connecticut                                          06-1153833
   --------------                                      --------------
State or Other Jurisdiction of
Incorporation or Organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
- ---------------------------------------                            10285
Address of Principal Executive Offices                            -------
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





Balance Sheets
                                                 At June 30,    At December 31,
                                                       1996               1995
Assets
Land                                           $  8,387,590       $  8,387,590
Buildings and personal property                  11,460,068         11,460,068
Tenant improvements                               1,234,416          1,234,416
                                                 21,082,074         21,082,074
Less accumulated depreciation                    (3,965,421)        (3,683,523)
                                                 17,116,653         17,398,551

Real estate assets held for sale                          -          7,780,273
Cash and cash equivalents                        11,275,874          1,480,034
Restricted cash                                      43,168            100,286
                                                 11,319,042          1,580,320

Accounts receivable                                  42,095             31,304
Prepaid expenses, net of accumulated
 amortization of $146,989 in 1996 and
 $111,997 in 1995                                   231,510            273,681
Incentives to lease, net of accumulated
 amortization of $71,342 in 1996 and
 $54,794 in 1995                                    172,145            188,693
Deferred rent receivable                            199,507            193,634
     Total Assets                              $ 29,080,952       $ 27,446,456
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    123,358       $    133,022
  Due to affiliates                                  23,575             48,744
  Security deposits payable                          42,373            100,286
  Prepaid rent                                       71,594             79,555
     Total Liabilities                              260,900            361,607
Partners' Capital (Deficit):
  General Partner                                  (432,841)          (436,797)
  Limited Partners (1,124,000 units
  outstanding)                                   29,252,893         27,521,646
     Total Partners' Capital                     28,820,052         27,084,849
     Total Liabilities and Partners' Capital   $ 29,080,952       $ 27,446,456





Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                            General        Limited
                                            Partner       Partners        Total
Balance at December 31, 1995             $ (436,797)   $27,521,646  $27,084,849
Cash distributions                          (39,978)    (1,292,749)  (1,332,727)
Net income                                   43,934      3,023,996    3,067,930
Balance at June 30, 1996                 $ (432,841)   $29,252,893  $28,820,052





Statements of Operations
                         Three months ended June 30,  Six months ended June 30,
                                1996           1995          1996         1995
Income
Rental                    $  741,457     $1,209,971    $1,682,788   $2,385,291
Interest                      68,671         11,312        88,638       16,142
Other                          3,371          2,897        52,781        4,482
      Total income           813,499      1,224,180     1,824,207    2,405,915
Expenses
Property operating           410,537        358,530       708,941      648,856
Depreciation and
 amortization                165,775        386,156       333,438      747,323
General and administrative    64,286         91,022       119,107      137,895
      Total expenses         640,598        835,708     1,161,486    1,534,074
Income before gain on sale
 of real estate              172,901        388,472       662,721      871,841
Gain on sale of real
 estate                    2,405,209              -     2,405,209            -
      Net Income          $2,578,110     $  388,472    $3,067,930   $  871,841
Net Income Allocated:
To the General Partner    $   29,239     $   11,654    $   43,934   $   26,155
To the Limited Partners    2,548,871        376,818     3,023,996      845,686
                          $2,578,110     $  388,472    $3,067,930   $  871,841
Per limited partnership
 unit (1,124,000
 outstanding)                  $2.27           $.33         $2.69         $.75





Statements of Cash Flows
For the six months ended June 30,                           1996          1995
Cash Flows From Operating Activities
Net income                                         $   3,067,930   $   871,841
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                        333,438       747,323
    Gain on sale of real estate                       (2,405,209)            -
    Increase (decrease) in cash arising from
     changes in operating assets and liabilities
    Restricted cash                                       57,118        (3,773)
    Accounts receivable                                  (10,791)      (22,988)
    Prepaid expenses                                       7,179       (18,777)
    Incentives to lease                                        -        58,956
    Deferred rent receivable                              (5,873)      (23,168)
    Accounts payable and accrued expenses                 (9,664)     (111,153)
    Due to affiliates                                    (25,169)       (9,607)
    Security deposits payable                            (57,913)        3,773
    Prepaid rent                                          (7,961)       (4,085)
Net cash provided by operating activities                943,085     1,488,342
Cash Flows From Investing Activities
   Proceeds from sale of real estate assets           10,210,955             -
   Additions to real estate                              (25,473)     (126,812)
Net cash provided by (used for) investing
 activities                                           10,185,482      (126,812)
Cash Flows From Financing Activities
   Cash distributions                                 (1,332,727)     (695,442)
Net cash used for financing activities                (1,332,727)     (695,442)
Net increase in cash and cash equivalents              9,795,840       666,088
Cash and cash equivalents, beginning of period         1,480,034       140,886
Cash and cash equivalents, end of period           $  11,275,874   $   806,974




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995; and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Sale of Pebblebrook Apartments
Pebblebrook Apartments (the "Property") was sold on May 23, 1996 for a net sales price of $10,210,955. The transaction resulted in a gain on sale of the Property of $2,405,209. The General Partner intends to distribute most or all of the net sale proceeds in the third quarter of 1996.




Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Pebblebrook Apartments was sold to an unaffiliated third party on May 23, 1996 for a net sales price of $10,210,955. The gain on disposition of the property totaled $2,405,209. As previously reported, the General Partner executed a purchase and sale agreement in January 1996 with an unaffiliated third party to sell Pebblebrook for $10,570,000, net of commissions. The sale was originally expected to close in late January 1996, but was subsequently postponed when the buyer raised concerns regarding the physical condition of certain areas of the property. After negotiations with the buyer, the General Partner agreed to lower the sales price in lieu of making the repairs. Proceeds from the sale will be distributed to Limited Partners in conjunction with the Partnership's second quarter cash distribution, as detailed below.

The Partnership had cash and cash equivalents totaling $11,275,874 at June 30, 1996, compared with $1,480,034 at December 31, 1995. The increase is due to proceeds from the sale of Pebblebrook Apartments and net cash provided by operating activities exceeding cash distributions, real estate additions and mortgage principal payments. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had restricted cash, which consists of security deposits, of $43,168 at June 30, 1996, compared to $100,286 at December 31, 1996. The year-end 1995 balance includes security deposits held for tenants at Pebblebrook Apartments. This change is also reflected in the decrease in security deposits payable.

At Powers Ferry Office Building, a tenant occupying 2,324 square feet pursuant to a lease which expired in June, 1996 renewed its lease for three years. Another tenant, leasing 3,870 square feet, vacated its space upon the expiration of its lease in April, 1996. As a result, the property was 88% leased at June 30, 1996. During the remainder of 1996, seven leases representing 14,515 square feet or 16% of the property's space, are scheduled to expire.

Prepaid expenses totaled $231,510 at June 30, 1996, compared with $273,681 at December 31, 1995. The lower 1996 balance reflects the amortization of prepaid insurance and leasing commissions. Accounts payable and accrued expenses totaled $123,358 at June 30, 1996 compared with $133,022 at December 31, 1995. The decrease is primarily due to the timing of invoice payments and lower real estate tax payments resulting from the sale of Pebblebrook Apartments. Due to affiliates decreased to $23,575 at June 30, 1996 from $48,744 at December 31, 1996, due to the write-off of certain accrued fees.

The Partnership will pay a distribution in the amount of $9.30 per Unit on August 30, 1996. This amount consists of a special cash distribution in the amount of $9.00 per Unit which represents proceeds received from the sale of Pebblebrook Apartments, in addition to the Partnership 1996 second quarter cash distribution in the amount of $.30 per Unit. The quarterly distribution was funded from Partnership operations and was declared after a review of the Partnership's 1996 second quarter operations, anticipated future cash needs and current cash position.

Results of Operations

As a result of the sale of Foothills Tech Plaza on September 29, 1995 and the sale of Pebblebrook Apartments on May 23, 1996, the Partnership's results of operations for the three and six months ended June 30, 1996 are not comparable to the corresponding periods in 1995. The Partnership's operations resulted in net income of $2,578,110 and $3,067,930 for the three and six months ended June 30, 1996, respectively, compared with net income of $388,472 and $871,841 for the three and six months ended June 30, 1995. The increase in 1996 is primarily attributable to the gain on sale of Pebblebrook Apartments.

Rental income totaled $741,457 and $1,682,788 for the three and six months ended June 30, 1996, respectively, compared with $1,209,971 and $2,385,291 for the comparable periods a year earlier. The decrease is primarily attributable to the sale of Foothills Tech Plaza and Pebblebrook Apartments. Interest income totaled $68,671 and $88,638 for the three and six months ended June 30, 1996 compared with $11,312 and $16,142 for the comparable periods in 1995. The increase is due to higher average cash balances in 1996.

Other income totaled $3,371 and $52,781 for the three and six months ended June 30, 1996, respectively, compared with $2,897 and $4,482 for the comparable period in 1995. The increase is primarily due to the write-off of accrued management fees.

Property operating expenses totaled $410,537 and $708,941 for the three and six months ended June 30, 1996, respectively, compared with $358,530 and $648,856 for the three and six months ended June 30, 1995, respectively. The increase is primarily attributable to higher repair and maintenance expenses associated with renovations at Powers Ferry Office Building. Depreciation and amortization decreased to $165,775 and $333,438 for the three and six months ended June 30, 1996 from $386,156 and $747,323 a year earlier, primarily due to the sale of Foothills Tech Plaza and Pebblebrook Apartments.

As of June 30, 1996, lease levels at each of the Properties were as follows:
Sunnyvale R&D-100%; Powers Ferry Office Building-88%.





Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - On May 23, 1996 Participating Development Fund 86, A Real Estate Limited Partnership (the "Partnership"), closed on the sale of Pebblebrook Apartments (the "Property"). The Property sold for $10,269,000 to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer and resulted in a gain on sale for the Partnership of approximately $2,400,000. The General Partner intends to distribute most or all of the net sale proceeds in the third quarter of 1996.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PARTICIPATING DEVELOPMENT FUND 86
                               BY:  PDF 86 Real Estate Services Inc.
                                    General Partner



Date:   August 13, 1996             BY:  /s/ Kenneth L. Zakin
                                         President