Form 10-Q
period 1996-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1996-11-14
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

   or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
                     ------------------------------------
              Exact Name of Registrant as Specified in its Charter



           Connecticut                                       06-1153833
          -------------                                   --------------
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
--------------------------------------                           10285
Address of Principal Executive Offices                          -------
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





Balance Sheets
                                           At September 30,     At December 31,
                                                      1996                1995
Assets
Land                                          $  8,387,590        $  8,387,590
Buildings and personal property                 11,460,068          11,460,068
Tenant improvements                              1,234,416           1,234,416
                                                21,082,074          21,082,074
Less accumulated depreciation                   (4,104,851)         (3,683,523)
                                                16,977,223          17,398,551

Real estate assets held for sale                         -           7,780,273

Cash and cash equivalents                        1,094,994           1,480,034
Restricted cash                                     43,743             100,286

Accounts receivable                                 44,473              31,304
Prepaid expenses, net of accumulated
 amortization of $164,657 in 1996 and
 $111,997 in 1995                                  213,851             273,681
Incentives to lease, net of accumulated
 amortization of $79,618 in 1996 and
 $54,794 in 1995                                   163,869             188,693
Deferred rent receivable                           203,551             193,634
        Total Assets                          $ 18,741,704        $ 27,446,456
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $    142,685        $    133,022
  Due to affiliates                                 23,429              48,744
  Security deposits payable                         42,373             100,286
  Prepaid rent                                      71,594              79,555
        Total Liabilities                          280,081             361,607
Partners' Capital (Deficit):
  General Partner                                 (539,231)           (436,797)
  Limited Partners (1,124,000 units
   outstanding)                                 19,000,854          27,521,646
        Total Partners' Capital
                                                18,461,623          27,084,849
        Total Liabilities and Partners'
         Capital                              $ 18,741,704        $ 27,446,456





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996

                                         General         Limited
                                         Partner        Partners          Total
Balance at December 31, 1995          $ (436,797)   $ 27,521,646   $ 27,084,849
Cash distributions                      (152,589)    (11,745,949)   (11,898,538)
Net income                                50,155       3,225,157      3,275,312
Balance at September 30, 1996         $ (539,231)   $ 19,000,854   $ 18,461,623





Statements of Operations
                                  Three months ended        Nine months ended
                                     September 30,            September 30,
                                 1996          1995         1996         1995
Income
Rental                       $514,501    $1,097,732   $2,197,289   $3,483,023
Interest                      101,369        20,848      190,007       36,990
Other                           1,548         2,220       54,329        6,702
        Total Income          617,418     1,120,800    2,441,625    3,526,715
Expenses
Property operating            198,950       401,053      907,891    1,049,909
Depreciation and amortization 165,374       370,821      498,812    1,118,144
General and administrative     45,712        40,048      164,819      177,943
        Total Expenses        410,036       811,922    1,571,522    2,345,996
Income before gain on sale of
 real estate                  207,382       308,878      870,103    1,180,719
Gain on sale of real estate         -     1,122,437    2,405,209    1,122,437
Net Income                   $207,382    $1,431,315   $3,275,312   $2,303,156
Net Income Allocated:
To the General Partner       $  6,221    $   20,491   $   50,155   $   46,646
To the Limited Partners       201,161     1,410,824    3,225,157    2,256,510
                             $207,382    $1,431,315   $3,275,312   $2,303,156
Per limited partnership unit
(1,124,000 outstanding)          $.18         $1.26        $2.87        $2.01




Statements of Cash Flows
For the nine months ended September 30,                    1996           1995
Cash Flows From Operating Activities:
Net income                                         $  3,275,312   $  2,303,156
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                       498,812      1,118,144
    Gain on sale of real estate                      (2,405,209)    (1,122,437)
    Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
        Restricted cash                                  56,543         51,314
        Accounts receivable                             (13,169)       (23,078)
        Prepaid expenses                                  7,170         20,078
        Incentives to lease                                   -         58,956
        Deferred rent receivable                         (9,917)        76,888
        Accounts payable and accrued expenses             9,663        (74,104)
        Due to affiliates                               (25,315)       (12,083)
        Security deposits payable                       (57,913)       (51,314)
        Prepaid rent                                     (7,961)        (4,085)
Net cash provided by operating activities             1,328,016      2,341,435
Cash Flows From Investing Activities:
   Proceeds from sale of real estate assets          10,210,955      9,748,067
   Additions to real estate                             (25,473)      (164,547)
Net cash provided by investing activities            10,185,482      9,583,520
Cash Flows From Financing Activities:
    Cash distributions                              (11,898,538)    (1,042,632)
Net cash used for financing activities              (11,898,538)    (1,042,632)
Net increase (decrease) in cash and cash
 equivalents                                           (385,040)    10,882,323
Cash and cash equivalents, beginning of period        1,480,034        140,886
Cash and cash equivalents, end of period           $  1,094,994   $ 11,023,209




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month period ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine-month period ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Sale of Pebblebrook Apartments

Pebblebrook Apartments (the "Property") was sold on May 23, 1996 for a net sales price of $10,210,955. The transaction resulted in a gain on sale of the Property of $2,405,209. On August 30, 1996, a special cash distribution in the amount of $10,116,000 from the sale of the Property was paid to the limited partners.





Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
Pebblebrook Apartments was sold to an unaffiliated third party on May 23, 1996 for a net sales price of $10,210,955. The gain on disposition of the property totaled $2,405,209. Proceeds from the sale were distributed to Limited Partners on August 30, 1996.

The Partnership had cash and cash equivalents totaling $1,094,994 at September 30, 1996, compared with $1,480,034 at December 31, 1995. The decrease is mainly due to cash distributions and real estate additions exceeding proceeds from the sale of Pebblebrook Apartments and net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had restricted cash, which consists of security deposits, of $43,743 at September 30, 1996, compared to $100,286 at December 31, 1995. The year-end 1995 balance included security deposits held for tenants at Pebblebrook Apartments. This change is also reflected in the decrease in security deposits payable.

At Powers Ferry Office Building, a tenant occupying 3,450 square feet pursuant to a lease which was scheduled to expire in December 1996, executed a five-year lease renewal and expanded its premises to 4,993 square feet. Offsetting this minor gain, another tenant reduced its space from 3,891 square feet to 2,208 square feet and extended its lease for three years, to October 1999. As a result, the property remained 88% leased at September 30, 1996. During the remainder of 1996, five leases representing 7,169 square feet or 8% of the property's space, are scheduled to expire.

Prepaid expenses totaled $213,851 at September 30, 1996, compared with $273,681 at December 31, 1995. The lower 1996 balance reflects the amortization of prepaid insurance and leasing commissions. Incentives to lease decreased to $163,869 at September 30, 1996 from $188,693 at December 31, 1995. The decrease is largely the result of the amortization of a lease buyout at Powers Ferry Office Building. Accounts payable and accrued expenses totaled $142,685 at September 30, 1996 compared with $133,022 at December 31, 1995. The increase is primarily due to an increase in accrued real estate taxes caused by a higher assessed property value of Powers Ferry Office Building for 1996. Due to affiliates decreased to $23,429 at September 30, 1996 from $48,744 at December 31, 1995, due to the write-off of certain accrued fees.

The Partnership will pay a distribution in the amount of $0.30 per Unit in November 1996. The quarterly distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 third quarter operations, anticipated future cash needs and current cash position.

Results of Operations
---------------------
As a result of the sale of Foothills Tech Plaza on September 29, 1995 and the sale of Pebblebrook Apartments on May 23, 1996, the Partnership's results of operations for the three and nine months ended September 30, 1996 are not comparable to the corresponding periods in 1995. The Partnership's operations resulted in net income of $207,382 and $3,275,312 for the three and nine months ended September 30, 1996, respectively, compared with net income of $1,431,315 and $2,303,156 for the three and nine months ended September 30, 1995. The changes for both the three and nine month periods are due to the timing of the sales of Foothills Tech Plaza and Pebblebrook Apartments.

Rental income totaled $514,501 and $2,197,289 for the three and nine months ended September 30, 1996, respectively, compared with $1,097,732 and $3,483,023 for the comparable periods a year earlier. The decrease is primarily attributable to the sale of Foothills Tech Plaza and Pebblebrook Apartments. Interest income totaled $101,369 and $190,007 for the three and nine months ended September 30, 1996 compared with $20,848 and $36,990 for the comparable periods in 1995. The increase is due to higher average cash balances during the third quarter of 1996, resulting from the receipt of sales proceeds from the sale of Pebblebrook Apartments. Other income totaled $1,548 and $54,329 for the three and nine months ended September 30, 1996, respectively, compared with $2,220 and $6,702 for the comparable period in 1995. The increase for the nine-month period is primarily due to the write-off of accrued management fees.

Property operating expenses totaled $198,950 and $907,891 for the three and nine months ended September 30, 1996, respectively, compared with $401,053 and $1,049,909 for the three and nine months ended September 30, 1995, respectively. The decrease is primarily attributable to the sale of Foothills Tech Plaza and Pebblebrook Apartments, partially offset by higher repair and maintenance expenses associated with renovations at Powers Ferry Office Building. Depreciation and amortization decreased to $165,374 and $498,812 for the three and nine months ended September 30, 1996 from $370,821 and $1,118,144 a year earlier, primarily due to the sale of Foothills Tech Plaza and Pebblebrook Apartments. General and administrative totaled $45,712 and $164,819 for the three and nine months ended September 30, 1996 compared with $40,048 and $177,943 for the three and nine months ended September 30, 1995, respectively. The higher 1995 balance for the nine-month period is primarily attributable to legal fees associated with the marketing of Foothills Tech Plaza and Pebblebrook Apartments.

As of September 30, 1996, lease levels at each of the properties were as follows: Sunnyvale R&D-100%; Powers Ferry Office Building-88%.





Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                    (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.






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



                                PARTICIPATING DEVELOPMENT FUND 86
                           BY:  PDF 86 Real Estate Services Inc.
                                General Partner



Date:  November 13, 1996        BY:  /s/ Kenneth L. Zakin
                                     President