Form 10-K
period 1996-12-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1997-03-27
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1996
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-2294



                       PARTICIPATING DEVELOPMENT FUND 86
                       ---------------------------------
                       A Real Estate Limited Partnership
              Exact name of registrant as specified in its charter


     Connecticut                                         06-1153833
    -------------                                       ------------
State or other jurisdiction of
incorporation or organization                  IRS employer identification No.

3 World Financial Center, 29th Floor
New York, New York ATTN: Andre Anderson                            10285
-----------------------------------------                        ---------
Address of principal executive offices                            zip code


Registrant's Telephone Number, Including Area Code:  (212) 526-3237

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.




                                  PART I

Item 1.  Business

(a)  General Development of Business

Participating Development Fund 86, A Real Estate Limited Partnership (the "Partnership"), was formed on December 9, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to make five participating investments by entering into land purchase leaseback transactions and concurrently funding leasehold mortgage loans secured by commercial and multi-family residential real estate (the "Participating Investments"). The Partnership made its Participating Investments in the following five properties (the "Properties" or individually a "Property"): Sunnyvale R&D, a one-story research and development building located in Sunnyvale, California; Foothills Tech Plaza, two research and development/service buildings in Phoenix, Arizona; Harris Pond Apartments, a 170-unit luxury apartment complex in Charlotte, North Carolina; Pebblebrook Apartments, a 267-unit luxury apartment complex in Overland Park (Kansas City), Kansas; and 1899 Powers Ferry, a four-story office building located in Atlanta, Georgia. The Participating Investment in Harris Pond Apartments was sold on November 1, 1989. As a result of defaults under ground leases on the Sunnyvale, Phoenix, Atlanta and Overland Park Properties, the Partnership took title to these Properties in their entirety. The Partnership anticipated liquidating its remaining investments within seven years from their respective dates of funding, however, unfavorable market conditions limited favorable sales opportunities. The Partnership does not plan to invest in any additional property.

On June 15, 1992, Phoenix Realty Management, Inc., ("Phoenix") sent a notice of resignation as co-General Partner of the Partnership to PDF86 Real Estate Services Inc. ("RE Services" or the "General Partner"), formerly Shearson Lehman Brothers/PDF 86, Inc. (See Item 10. "Certain Matters Involving Affiliates of RE Services"), the Partnership's other co- General Partner. The effective date of the resignation was June 16, 1992. As a result of the resignation of Phoenix, RE Services, as sole General Partner, manages the affairs of the Partnership.

Foothills Tech Plaza was sold on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs. Additional information regarding the sale is incorporated by reference to Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Pebblebrook Apartments was sold on May 23, 1996 for a net sales price of $10,210,955. The gain on disposition of the property totaled $2,405,209. Additional information regarding the sale is incorporated by reference to Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization," Note 2 "Significant Accounting Policies" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(b)Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(d)Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(e)Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit Holders during the fourth quarter of 1996.



                                  PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a)Market Information

There is no established trading market for the Units of the Partnership.

(b)Holders

As of December 31, 1996, there were 7,731 holders of record, owning an aggregate of 1,124,000 Units.

(c)Distributions

A discussion of cash distributions paid to the Limited Partners for the two years ended December 31, 1996 is incorporated by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report To Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


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

At December 31, 1996, the Partnership had cash and cash equivalents of $736,429 compared with $1,480,034 at December 31, 1995. The decrease is primarily attributable to cash distributions and real estate additions exceeding proceeds from the sale of Pebblebrook Apartments and net cash provided by operating activities. The cash and cash equivalents balance includes amounts reserved for capital and tenant improvements, leasing costs, working capital reserves and cash flow generated from operations of the properties. Net cash provided by operating activities totaled $1,382,587 for the year ended December 31, 1996 compared with $2,974,456 for the year ended December 31, 1995. The decrease is primarily due to lower rental income resulting from the September 1995 sale of Foothills Tech Plaza and the May 1996 sale of Pebblebrook Apartments. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $44,329 at December 31, 1996, compared with $100,286 at December 31, 1995. The decrease is primarily due to the sale of Pebblebrook Apartments.

Prepaid expenses totaled $239,359 at December 31, 1996, compared with $273,681 at December 31, 1995. The decrease is primarily the result of the amortization of prepaid insurance and leasing commissions associated with the lease-up of 1899 Powers Ferry in 1994 and the sale of Pebblebrook Apartments in 1996. Incentives to lease were $155,595 at December 31, 1996 compared to $188,693 at December 31, 1995. The decrease is largely the result of the amortization of a lease buy-out at 1899 Powers Ferry.

Accounts payable and accrued expenses totaled $85,080 at December 31, 1996, compared with $142,956 at December 31, 1995. The decrease is primarily due to the sale of Foothills Tech Plaza in 1995 and lower accrued real estate taxes resulting from the sale of Pebblebrook Apartments in 1996. Due to affiliates totaled $3,658 at December 31, 1996, compared to $38,810 at December 31, 1995. The decrease is primarily attributable to the write-off of accrued management fees. Security deposits payable totaled $40,070 at December 31, 1996, compared to $100,286 at December 31, 1995. The decrease is mainly due to the sale of Pebblebrook Apartments. Prepaid rent totaled $0 at December 31, 1996, compared to $79,555 at December 31, 1995. The decrease is largely attributable to the timing of rental payments.

A discussion of leasing activity and material leases at the Partnership's Properties is incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.

The General Partner has determined that an adequate cash reserve exists to fund anticipated tenant improvement costs and leasing commissions associated with leasing efforts at the Properties, and pay cash distributions to the Limited Partners. For the year ended December 31, 1996, the Partnership declared cash distributions to the Limited Partners totaling $10.75 per Unit. Included in this total was a special distribution in the amount of $9.00 per Unit which was paid on August 30, 1996 and represented proceeds from the sale of Pebblebrook Apartments, and a fourth quarter cash distribution of $0.30 per Unit which was paid on February 13, 1997. The timing and amount of future distributions will depend on several factors, including the adequacy of rental income being generated by current leases and Partnership cash flow.

On February 16, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------

1996 Versus 1995

Partnership operations resulted in net income of $3,333,580 for the year ended December 31, 1996, compared with net income of $2,662,237 for the corresponding period in 1995. Net income for the 1996 period includes a gain on sale of real estate of $2,405,209, reflecting the sale of Pebblebrook Apartments on May 23, 1996. Net income for the 1995 period includes a gain on sale of real estate of $1,088,860, reflecting the sale of Foothills Tech Plaza on September 29, 1995. Excluding these gains, Partnership operations resulted in income before gain on sale of real estate of $928,371 for the year ended December 31, 1996, compared to $1,573,377 for the year ended December 31, 1995. The decrease is largely due to lower rental income, partially offset by lower property operating and depreciation and amortization expenses resulting from the sales of Pebblebrook Apartments and Foothills Tech Plaza.

Rental income totaled $2,706,140 for the year ended December 31, 1996, compared to $4,397,667 for the year ended December 31, 1995. The decrease is primarily attributable to the sale of Foothills Tech Plaza in September 1995 and Pebblebrook Apartments in May 1996. Interest income totaled $201,466 for the year ended December 31, 1996, compared to $142,161 for the year ended December 31, 1995. The increase is largely due to the Partnership's higher average cash balance in 1996 resulting from the sale of Pebblebrook Apartments. Other income totaled $55,944 for the year ended December 31, 1996, compared to $8,807 for the year ended December 31, 1995. The increase is mainly attributable to the write-off of accrued management fees due to Phoenix, the former co-General Partner, and the receipt of an insurance reimbursement.

Property operating expenses totaled $1,131,167 for the year ended December 31, 1996, compared to $1,403,161 for the year ended December 31, 1995. The decrease is primarily attributable to the sale of Pebblebrook Apartments in May 1996. Depreciation and amortization totaled $678,208 for the year ended December 31, 1996, compared to $1,358,528 for the year ended December 31, 1995. The decrease is primarily attributable to a lower depreciable asset base resulting from the sale of Foothills Tech Plaza and Pebblebrook Apartments.

As of December 31, 1996, the lease levels at each of the properties were as follows: 1899 Powers Ferry - 84%; Sunnyvale R&D - 100%.

1995 Versus 1994

Partnership operations resulted in net income of $2,662,237 for the year ended December 31, 1995, compared with net income of $1,449,548 for the corresponding period in 1994. The increase in net income in 1995 was primarily attributable to the gain on the sale of Foothills Tech Plaza in the amount of $1,088,860.

Rental income totaled $4,397,667 for the year ended December 31, 1995, compared to $4,387,259 for the year ended December 31, 1994. The increase was primarily attributable to higher average occupancy at 1899 Powers Ferry and higher rental rates at Pebblebrook Apartments and 1899 Powers Ferry, partially offset by the sale of Foothills Tech Plaza. Interest income totaled $142,161 for the year ended December 31, 1995, compared to $11,912 for the year ended December 31, 1994. The increase was largely due to the Partnership's higher average cash balance in 1995 resulting from the sale of Foothills Tech Plaza. Other income totaled $8,807 for the year ended December 31, 1995, compared to $189,508 for the year ended December 31, 1994. The decrease was mainly attributable to the receipt of a lease cancellation fee at 1899 Powers Ferry in 1994.

Property operating expenses totaled $1,403,161 for the year ended December 31, 1995, relatively unchanged from $1,407,195 for the year ended December 31, 1994. Depreciation and amortization totaled $1,358,528 for the year ended December 31, 1995, compared to $1,513,099 for the year ended December 31, 1994. The decrease was primarily attributable to a lower depreciable asset base resulting from the sale of Foothills Tech Plaza. The Partnership recognized bad debt expense for the year ended December 31, 1994 totaling $16,905 reflecting the write-off of a former tenant's receivable balance.

As of December 31, 1995, the lease levels at each of the properties were as follows: 1899 Powers Ferry - 94%; Sunnyvale R&D - 100%; and Pebblebrook Apartments - 96%.


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.






                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership is PDF86 Real Estate Services Inc. ("RE Services"), formerly Shearson Lehman Brothers, Inc./PDF 86, Inc., an affiliate of Lehman Brothers Inc. ("Lehman"). See section captioned "Certain Matters Involving Affiliates of RE Services" for a description of the sale of certain of Shearson Lehman Brothers, Inc. ("Shearson") domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. Brief descriptions of the business experience of the directors and officers of the General Partner are provided below. Each of the directors of the General Partner is elected annually. There is no family relationship among any of the persons currently serving as directors or officers of the General Partner.

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


  Name                          Office

  Kenneth L. Zakin              President and Director
  William Caulfield             Vice President and Chief Financial Officer
  Moshe Braver                  Vice President

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/E.F. Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in E.F. Hutton's Partnership Administration Group. Before joining E.F. Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton Corp., he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

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


Item 11.  Executive Compensation

The General Partner and its Affiliates have received certain fees, commissions and reimbursements for expenses incurred as provided for on pages 13 through 17 of the Prospectus which are contained under "Management Compensation" (See
Exhibit 3 incorporated herein by reference). The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Unit Holders and a share of taxable income or taxable loss, and may be reimbursed for certain out-of-pocket expenses. In addition, the General Partner is entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements is incorporated by reference to Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to the Financial Statements. Certain officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)Security of Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1996.

(b)Security Ownership of Management

No officer or director of the General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1996.

(c)Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

(a)Transactions With Management and Others

Incorporated by reference to Note 3 "Real Estate Investments," Note 5 "Transactions with Related Parties" and Note 6 "Partners' Equity" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(b)Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

(c)Indebtedness of Management

No management person is indebted in any amount to the Partnership.

(d)Transactions With Promoters

There have been no transactions with promoters other than as described above in
(a).




                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i)  Index to Financial Statements

   Balance Sheets at December 31, 1996 and 1995                         (1)

   Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994                                   (1)

   Statements of Partners' Capital (Deficit)
     for the Years Ended December 31, 1996, 1995 and 1994               (1)

   Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                                   (1)

   Notes to the Financial Statements                                    (1)

   Independent Auditors' Report                                         (1)

(a)(ii)  Financial Statement Schedule

   Independent Auditors' Report on Schedule III                         F-1

   Schedule III - Real Estate and Accumulated Depreciation              F-2

     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


(b) No reports on form 8-K were filed in the fourth quarter of the calendar year 1996.

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

  13 - Annual Report to Unitholders for the year ended December 31, 1996.

  27 - Financial Data Schedule

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  Dated:  March 24, 1997

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




                                   PDF86 REAL ESTATE SERVICES INC.
                                   General Partner







  Dated:  March 24, 1997
                                   BY:        /s/Kenneth L. Zakin
                                              Kenneth L. Zakin
                                              Director and President







  Dated:  March 24, 1997
                                   BY:        /s/William Caulfield
                                              William Caulfield
                                              Vice President and
                                              Chief Financial Officer






  Dated:  March 24, 1997
                                   BY:        /s/Moshe Braver
                                              Moshe Braver
                                              Vice President