Form 10-Q
period 1997-03-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1997-05-15
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
                     -------------------------------------
              Exact Name of Registrant as Specified in its Charter


       Connecticut                                       06-1153833
---------------------------                            --------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
-------------------------------------                      --------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    No
                                                    ---



Balance Sheets                                At March 31,      At December 31,
                                                      1997                 1996
Assets
Real estate, at cost:
 Land                                          $ 8,387,590          $ 8,387,590
 Buildings and personal property                11,445,862           11,445,862
 Tenant improvements                             1,193,476            1,193,476
                                                ----------           ----------
                                                21,026,928           21,026,928
Less accumulated depreciation                   (4,266,235)          (4,131,094)
                                                ----------           ----------
                                                16,760,693           16,895,834
Cash and cash equivalents                          832,760              736,429
Restricted cash                                     44,910               44,329
Accounts and other receivables, net of allowance
  for doubtful accounts of $0 in 1997
  and  $10,000 in 1996                              14,427               30,188
Prepaid expenses, net of accumulated amortization
  of $191,201 in 1997 and $175,007 in 1996         219,404              239,359
Incentives to lease, net of accumulated amortization
  of $96,054 in 1997 and $87,892 in 1996           147,433              155,595
Deferred rent receivable                           199,220              199,336
                                                ----------           ----------
        Total Assets                           $18,218,847          $18,301,070
                                                ==========           ==========
Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses          $    88,575          $    85,080
Due to affiliates                                    3,826                3,658
Security deposits payable                           37,997               40,070
Prepaid rent                                        71,594                   --
                                                ----------           ----------
        Total Liabilities                          201,992              128,808
                                                ----------           ----------
Partners' Capital (Deficit):
General Partner                                   (552,574)            (547,912)
Limited Partners (1,124,000 units outstanding)  18,569,429           18,720,174
                                                ----------           ----------
        Total Partners' Capital                 18,016,855           18,172,262
                                                ----------           ----------
Total Liabilities and Partners' Capital        $18,218,847          $18,301,070
                                                ==========           ==========



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                           General     Limited
                                           Partner    Partners            Total
Balance at December 31, 1996             $(547,912)   $18,720,174   $18,172,262
Cash distributions                         (10,429)      (337,200)     (347,629)
Net income                                   5,767        186,455       192,222
                                          --------     ----------    ----------
Balance at March 31, 1997                $(552,574)   $18,569,429   $18,016,855
                                          ========     ==========    ==========


Statements of Operations
For the three months ended March 31,                      1997          1996
Income
Rental                                                $499,396    $  941,331
Other                                                    2,505        49,410
Interest                                                 9,218        19,967
                                                       -------     ---------
  Total Income                                         511,119     1,010,708

Expenses
Property operating                                     108,549       298,404
Depreciation and amortization                          159,497       167,663
General and administrative                              50,851        54,821
                                                       -------     ---------
  Total Expenses                                       318,897       520,888
                                                       -------     ---------
  Net Income                                          $192,222    $  489,820
                                                       =======     =========
Net Income Allocated:
To the General Partner                                $  5,767    $   14,695
To the Limited Partners                                186,455       475,125
                                                       -------     ---------
                                                      $192,222    $  489,820
                                                       =======     =========
Per limited partnership unit
(1,124,000 outstanding)                                  $ .17         $ .42
                                                          ====          ====


Statements of Cash Flows
For the three months ended March 31,                      1997           1996
Cash Flows From Operating Activities:
Net income                                            $192,222       $489,820
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                         159,497        167,663
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                         (581)         2,138
  Accounts and other receivables                        15,761        (15,360)
  Prepaid expenses                                       3,761         12,583
  Deferred rent receivable                                 116         (1,240)
  Accounts payable and accrued expenses                  3,495         40,795
  Due to affiliates                                        168        (32,741)
  Security deposits payable                             (2,073)        (2,138)
  Prepaid rent                                          71,594        (76,755)
                                                       -------        -------
Net cash provided by operating activities              443,960        584,765

Cash Flows From Investing Activities:
Additions to real estate                                    --        (19,459)
                                                       -------        -------
Net cash used for investing activities                      --        (19,459)

Cash Flows From Financing Activities:
Cash distributions                                    (347,629)      (984,738)
                                                       -------        -------
Net cash used for financing activities                (347,629)      (984,738)
                                                       -------        -------
Net increase (decrease) in cash and cash equivalents    96,331       (419,432)
Cash and cash equivalents, beginning of period         736,429      1,480,034
                                                       -------      ---------
Cash and cash equivalents, end of period             $ 832,760     $1,060,602
                                                       =======      =========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $832,760 at March 31, 1997, compared with $736,429 at December 31, 1996. The increase is due to net cash provided by operating activities exceeding cash distributions. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $44,910 at March 31, 1997, which consists of security deposits.

Accounts receivable decreased to $14,427 at March 31, 1997 from $30,188 at December 31, 1996 due to the write-off of past due rents.

Prepaid rent increased to $71,594 at March 31, 1997 from $0 at December 31, 1996 due to the timing of rental receipts.

A cash distribution in the amount of $.30 per Unit will be paid to the Limited Partners on or about May 31, 1997. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1997 first quarter operations, anticipated future cash needs and current cash position.

Results of Operations

As a result of the sale of Pebblebrook Apartments on May 23, 1996, the Partnership's results of operations for the three months ended March 31, 1997 are not comparable to the corresponding period in 1996. The Partnership's operations resulted in net income of $192,222 for the three months ended March 31, 1997, compared to $489,820 for the three months ended March 31, 1996.

Rental income totaled $499,396 for the three months ended March 31, 1997, compared with $941,331 a year earlier. The decrease is primarily attributable to the sale of Pebblebrook Apartments and, to a lesser extent, lower rental income at 1899 Powers Ferry reflecting a decline in occupancy. Other income totaled $2,505 for the three months ended March 31, 1997, compared with $49,410 for the comparable period in 1996. The decrease is primarily due to the write-off in 1996 of accrued management fees. Interest income decreased to $9,218 for the three months ended March 31, 1997, from $19,967 a year earlier, primarily reflecting the Partnership's lower average cash balances in 1997.

Property operating expenses totaled $108,549 for the three months ended March 31, 1997, compared to $298,404 a year earlier. The decrease is primarily due to the sale of Pebblebrook Apartments and lower real estate taxes at 1899 Powers Ferry. Depreciation and amortization totaled $159,497 for the three months ended March 31, 1997, largely unchanged from $167,663 a year earlier.

As of March 31, 1997, lease levels at each of the Properties were as follows:
Sunnyvale R&D - 100%; 1899 Powers Ferry - 84%.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                    (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PARTICIPATING DEVELOPMENT FUND 86

                    BY:  PDF86 Real Estate Services Inc.
                         General Partner



Date:   May 15, 1997     BY:    /s/ Kenneth L. Zakin
                                Director and President