Form 10-Q
period 1997-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1997-08-14
CIK 785940

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

        or

                     Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

         For the Transition period from ______ to ______


                 Commission File Number: 33-2294


                PARTICIPATING DEVELOPMENT FUND 86
      Exact Name of Registrant as Specified in its Charter


Connecticut                             06-1153833
State or Other Jurisdiction
of Incorporation or Organization
                                        I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
                                                10285
Address of Principal Executive Offices
                                                Zip Code

                         (212) 526-3237
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____


Balance Sheets                         At June 30,      At December 31,
                                              1997                 1996
Assets
Real estate, at cost:
  Land                                 $ 8,387,590      $ 8,387,590
  Buildings and personal property       11,450,426       11,445,862
  Tenant improvements                    1,202,785        1,193,476
                                        21,040,801       21,026,928
  Less accumulated depreciation         (4,404,672)      (4,131,094)
                                        16,636,129       16,895,834
Cash and cash equivalents                  828,902          736,429
Restricted cash                             45,530           44,329
Accounts and other receivables,
net of allowance
for doubtful accounts of
$0 in 1997 and  $10,000 in 1996                805           30,188
Prepaid expenses,
net of accumulated amortization
of $205,884 in 1997 and
$175,007 in 1996                           210,839          239,359
Incentives to lease,
net of accumulated amortization
of $103,990 in 1997 and $87,892 in 1996    139,497          155,595
Deferred rent receivable                   199,989          199,336
        Total Assets                   $18,061,691      $18,301,070
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and
  accrued expenses                     $   108,255      $    85,080
  Due to affiliates                          5,183            3,658
  Security deposits payable                 37,997           40,070
  Prepaid rent                              71,593                _
        Total Liabilities                  223,028          128,808
Partners' Capital (Deficit):
  General Partner                         (557,920)        (547,912)
  Limited Partners
  (1,124,000 units outstanding)         18,396,583       18,720,174
        Total Partners' Capital         17,838,663       18,172,262
        Total Liabilities and
        Partners' Capital              $18,061,691      $18,301,070


Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                        General      Limited
                                        Partner      Partners     Total
Balance at December 31, 1996            $(547,912)   $18,720,174  $18,172,262
Cash distributions                        (20,858)      (674,400)    (695,258)
Net income                                 10,850        350,809      361,659
Balance at June 30, 1997                $(557,920)   $18,396,583  $17,838,663


Statements of Operations
                                     Three months            Six months
                                     ended June 30,          ended June 30,

                                  1997      1996        1997        1996
Income
Rental                            $508,344 $  741,457    $1,007,740  $1,682,788
Interest                             9,392     68,671        18,610      88,638
Other                                1,315      3,371         3,820      52,781
        Total income               519,051    813,499     1,030,170   1,824,207
Expenses
Property operating                 135,358    410,537       243,907     708,941
Depreciation and amortization      161,056    165,775       320,553     333,438
General and administrative          53,200     64,286       104,051     119,107
        Total expenses             349,614    640,598       668,511   1,161,486
Income before gain on
sale of real estate                169,437    172,901       361,659     662,721
Gain on sale of real estate              _  2,405,209             _   2,405,209
        Net Income                $169,437 $2,578,110      $361,659  $3,067,930
Net Income Allocated:
To the General Partner            $  5,083 $   29,239      $ 10,850  $   43,934
To the Limited Partners            164,354  2,548,871       350,809   3,023,996
                                  $169,437 $2,578,110      $361,659  $3,067,930
Per limited partnership unit
(1,124,000 outstanding)               $.15      $2.27          $.31       $2.69

Statements of Cash Flows
For the six months ended June 30,               1997            1996
Cash Flows From Operating Activities:
Net income                                      $361,659        $ 3,067,930
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                320,553            333,438
    Gain on sale of real estate                        _         (2,405,209)
    Increase (decrease) in cash arising
    from changes
    in operating assets and liabilities:
        Restricted cash                           (1,201)            57,118
        Accounts receivable                       29,383            (10,791)

        Prepaid expenses                          (2,357)             7,179
        Deferred rent receivable                    (653)            (5,873)
        Accounts payable and accrued expenses     23,175             (4,164)
        Due to affiliates                          1,525            (30,669)
        Security deposits payable                 (2,073)           (57,913)
        Prepaid rent                              71,593             (7,961)
Net cash provided by operating activities        801,604            943,085
Cash Flows From Investing Activities:
   Proceeds from sale of real estate assets            _         10,210,955
   Additions to real estate                      (13,873)           (25,473)
Net cash provided by (used for)
investing activities                             (13,873)        10,185,482
Cash Flows From Financing Activities:
    Cash distributions                          (695,258)        (1,332,727)
Net cash used for financing activities          (695,258)        (1,332,727)
Net increase in cash and cash equivalents         92,473          9,795,840
Cash and cash equivalents, beginning of period   736,429          1,480,034
Cash and cash equivalents, end of period        $828,902        $11,275,874

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996; and cash flows for the six months ended June 30, 1997 and 1996 and the statement of changes in partner's capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $828,902 at June 30, 1997, compared with $736,429 at December 31, 1996. The increase is due to net cash provided by operating activities exceeding cash distributions and additions to real estate. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions. The Partnership also had a restricted cash balance of $45,530 at June 30, 1997, which consists of security deposits.

Accounts receivable decreased to $805 at June 30, 1997 from $30,188 at December 31, 1996 due to the timing of payments and the write-off of past due rents. Incentives to lease decreased to $139,497 at June 30, 1997 from $155,595 at December 31, 1996 largely due the amortization of a lease buyout costs incurred at 1899 Powers Ferry.

Accounts payable and accrued expenses increased to $108,255 at June 30, 1997 from $85,080 at December 31, 1996 mainly due to the timing of payments for real estate taxes. Prepaid rent increased to $71,593 at June 30, 1997, compared to $0 at December 31, 1996 due to the timing of rental receipts.

A cash distribution in the amount of $.30 per Unit will be paid to the Limited Partners on or about August 31, 1997. This distribution will be funded from Partnership operations and was determined after a review of the Partnership's 1997 second quarter operations, anticipated future cash needs and current cash position.

As of June 30, 1997, lease levels at each of the Properties were as follows: Sunnyvale R&D - 100%; 1899 Powers Ferry - 83%.

Results of Operations

As a result of the sale of Pebblebrook Apartments on May 23, 1996, the Partnership's results of operations for the three and six months ended June 30, 1997 are not comparable to the corresponding period in 1996. The Partnership's operations resulted in net income of $169,437 and $361,659 for the three and six months ended June 30, 1997, respectively, compared to $2,578,110 and $3,067,930 for the three and six months ended June 30, 1996.

Rental income totaled $508,344 and $1,007,740 for the three and six months ended June 30, 1997, respectively, compared with $741,457 and $1,682,788 for the comparable periods a year earlier. The decreases are primarily attributable to the sale of Pebblebrook Apartments and, to a lesser extent, lower rental income at 1899 Powers Ferry, reflecting a decline in occupancy. Interest income declined to $9,392 and $18,610 for the three and six months ended June 30, 1997, respectively, from $68,671 and $88,638 for the comparable periods in 1996, largely due to the Partnership's lower average cash balances in 1997. Other income totaled $1,315 and $3,820 for the three and six months ended June 30, 1997, respectively, compared with $3,371 and $52,781 for the comparable periods in 1996. The decreases are primarily due to the write-off in 1996 of accrued management fees.

Property operating expenses totaled $135,358 and $243,907 for the three and six months ended June 30, 1997, respectively, compared to $410,537 and $708,941 for the comparable periods a year earlier. The decreases are primarily due to the sale of Pebblebrook Apartments. Depreciation and amortization totaled $161,056 and $320,553 for the three and six months ended June 30, 1997, respectively, largely unchanged from $165,775 and $333,438 for the comparable periods a year earlier.

General and administrative expenses were $53,200 and $104,051 for the three and six months ended June 30, 1997, respectively, compared with $64,286 and $119,107 for the comparable periods in 1996. The decreases are primarily due to lower travel expenses resulting from the sale of Pebblebrook Apartments, and lower postage, legal and appraisal expenses.

Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PARTICIPATING DEVELOPMENT FUND 86

                    BY:  PDF 86 Real Estate Services Inc.
                         General Partner



Date:  August 13, 1997             BY:  /s/Mark J. Marcucci
                                        President and Director

Date:  August 13, 1997             BY:  /s/Michael Marron
                                        Vice President and Chief Financial
                                        Officer