Form 10-Q
period 1997-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1997-11-14
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X         Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

     or

               Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______ to ______


                        Commission File Number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
              Exact Name of Registrant as Specified in its Charter


       Connecticut                                        06-1153833
       -----------                                        ----------
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization

World Financial Center, 29th Floor,                       10285
New York, NY    Attn: Andre Anderson                    Zip Code
Address of Principal Executive Offices


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
                       Yes    X    No ____




Balance Sheets                            At September 30,      At December 31,
                                                      1997                 1996
Assets
Real estate, at cost:
 Land                                           $8,387,590           $8,387,590
 Buildings and personal property                11,450,426           11,445,862
 Tenant improvements                             1,202,785            1,193,476
                                                21,040,801           21,026,928
 Less accumulated depreciation                  (4,542,943)          (4,131,094)
                                                16,497,858           16,895,834
Cash and cash equivalents                          688,118              736,429
Restricted cash                                     46,175               44,329
Accounts and other receivables, net of allowance
 for doubtful accounts of $0 in 1997
 and  $10,000 in 1996                                5,003               30,188
Prepaid expenses, net of accumulated amortization
 of $220,567 in 1997 and $175,007 in 1996          228,537              239,359
Incentives to lease, net of accumulated amortization
 of $111,927 in 1997 and $87,892 in 1996           131,560              155,595
Deferred rent receivable                           197,166              199,336
    Total Assets                               $17,794,417          $18,301,070
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Distribution payable                             $347,628             $      _
 Accounts payable and accrued expenses              63,507               85,080
 Due to affiliates                                   6,955                3,658
 Security deposits payable                          37,997               40,070
    Total Liabilities                              456,087              128,808
Partners' Capital (Deficit):
 General Partner                                  (572,930)            (547,912)
 Limited Partners
 (1,124,000 units outstanding)                  17,911,260           18,720,174
    Total Partners' Capital                     17,338,330           18,172,262
    Total Liabilities and Partners' Capital    $17,794,417          $18,301,070





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                    General           Limited
                                    Partner          Partners             Total
Balance at December 31, 1996      $(547,912)      $18,720,174       $18,172,262
Distributions                       (41,715)       (1,348,800)       (1,390,515)
Net income                           16,697           539,886           556,583
Balance at September 30, 1997     $(572,930)      $17,911,260       $17,338,330

Statements of Operations
                               Three months ended           Nine months ended
                                   September 30,               September 30,
                                 1997         1996          1997           1996
Income
Rental                       $520,477     $514,501    $1,528,217     $2,197,289
Interest                        8,718      101,369        27,328        190,007
Other                          20,660        1,548        24,480         54,329
    Total Income              549,855      617,418     1,580,025      2,441,625
Expenses
Property operating            138,725      198,950       382,632        907,891
Depreciation and
 amortization                 160,890      165,374       481,444        498,812
General and
 administrative                55,314       45,712       159,366        164,819
    Total Expenses            354,929      410,036     1,023,442      1,571,522
Income before gain on sale
 of real estate               194,926      207,382       556,583        870,103
Gain on sale of real estate         _            _             _      2,405,209
    Net Income               $194,926     $207,382      $556,583     $3,275,312
Net Income Allocated:
To the General Partner         $5,847       $6,221       $16,697        $50,155
To the Limited Partners       189,079      201,161       539,886      3,225,157
                             $194,926     $207,382      $556,583     $3,275,312
Per limited partnership unit
(1,124,000 outstanding)          $.17         $.18          $.48          $2.87

Statements of Cash Flows
For the nine months ended September 30,                 1997               1996
Cash Flows From Operating Activities:
Net Income                                          $556,583         $3,275,312
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                        411,849            421,328
 Amortization                                         69,595             77,484
 Gain on sale of real estate                               _         (2,405,209)
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
 Restricted cash                                      (1,846)            56,543
 Accounts receivable                                  25,185            (13,169)
 Prepaid expenses                                    (34,738)             7,170
 Deferred rent receivable                              2,170             (9,917)
 Accounts payable and accrued expenses               (21,573)             9,663
 Due to affiliates                                     3,297            (25,315)
 Security deposits payable                            (2,073)           (57,913)
 Prepaid rent                                              _             (7,961)
Net cash provided by operating activities          1,008,449          1,328,016
Cash Flows From Investing Activities:
  Proceeds from sale of real estate assets                 _         10,210,955
  Additions to real estate                           (13,873)           (25,473)
Net cash provided by (used for)
 investing activities                                (13,873)        10,185,482
Cash Flows From Financing Activities:
  Cash distributions                              (1,042,887)       (11,898,538)
Net cash used for financing activities            (1,042,887)       (11,898,538)
Net (decrease) in cash and cash equivalents          (48,311)          (385,040)
Cash and cash equivalents, beginning of period       736,429          1,480,034
Cash and cash equivalents, end of period            $688,118         $1,094,994

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996; and cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners'capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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


Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $688,118 at September 30, 1997, compared with $736,429 at December 31, 1996. The decrease is due to cash distributions and additions to real estate exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions. The Partnership also had a restricted cash balance of $46,175 at September 30, 1997, which consists of security deposits.

Accounts and other receivables decreased to $5,003 at September 30, 1997 from $30,188 at December 31, 1996 mainly due to the timing of payments and the write-off of past due rents. Incentives to lease decreased to $131,560 at September 30, 1997 from $155,595 at December 31, 1996 largely due the amortization of lease buyout costs incurred at 1899 Powers Ferry.

Accounts payable and accrued expenses decreased to $63,507 at September 30, 1997 from $85,080 at December 31, 1996 mainly due to the timing of payments for real estate taxes.

Cobb County, Georgia, has notified the Partnership of its intent to condemn a portion of the property located at 1899 Powers Ferry Road, Cobb County, Georgia, for the widening of Powers Ferry Road under its powers of eminent domain. It is expected that the condemnation will occur in 1998. The condemnation will have a substantial impact on the property since the road will be moved much closer to the building, the driveway will be relocated and reduced in size and the vast majority of the landscaping in front of the building will be removed. Cobb County will be required, as a part of the process, to compensate for the portion of the property actually taken and any consequential damages (damages occurring to the portion of the property not taken). It is expected that the consequential damages of this condemnation may be substantial in light of the proximity of the building to the newly widened roadway and relocation of the driveway and loss of landscaping. If the amount of damages is not settled with Cobb County, a jury trial will ensue to finally determine this sum. The Partnership has retained legal counsel to ensure that the property is sufficiently compensated for any damages as a result of the condemnation.

The Partnership will pay its third quarter cash distribution in the amount of $.30 per Unit, representing cash flow from Partnership operations, on or about November 30, 1997. To date, limited partners have received cash distributions totaling $42.06 per original $50 Unit, including $23.66 per Unit in return of capital payments. As a result of improving local market conditions, the General Partner has decided to begin marketing Sunnyvale R&D and 1899 Powers Ferry for sale. In light of this decision, the Partnership may need to make capital improvements to better position the properties for sale. In order to fund these improvements and maintain adequate cash reserves, cash distributions may be reduced or suspended in the future. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow from operations and cash reserve requirements.

As of September 30, 1997, lease levels at each of the Properties were as follows: Sunnyvale R&D - 100%; 1899 Powers Ferry - 84%.

Results of Operations

As a result of the sale of Pebblebrook Apartments on May 23, 1996, the Partnership's results of operations for the three and nine months ended September 30, 1997 are not comparable to the corresponding period in 1996. The Partnership's operations resulted in net income of $194,926 and $556,583 for the three and nine months ended September 30, 1997, respectively, compared to $207,382 and $3,275,312 for the three and nine months ended
September 30, 1996.

Rental income totaled $520,477 and $1,528,217 for the three and nine months ended September 30, 1997, respectively, compared with $514,501 and $2,197,289 for the comparable periods a year earlier. The decrease is primarily attributable to the sale of Pebblebrook Apartments and, to a lesser extent, lower average occupancy at 1899 Powers Ferry. Interest income declined to $8,718 and $27,328 for the three and nine months ended
September 30, 1997, respectively, from $101,369 and $190,007 for the comparable periods in 1996, largely due to the Partnership's lower average cash balances in 1997. Other income totaled
$20,660 and $24,480 for the three and nine months ended September 30, 1997, respectively, compared with $1,548 and $54,329 for the comparable periods in 1996. The decrease for the nine month period is primarily due to the write-off in 1996 of accrued management fees. The increase for the three month period is due to the refund of 1996 real estate taxes.

Property operating expenses totaled $138,725 and $382,632 for the three and nine months ended September 30, 1997, respectively, compared to $198,950 and $907,891 for the comparable periods a year earlier. The decreases are primarily a result of the sale of Pebblebrook Apartments, and lower repairs and maintenance, utilities and administrative expenses at 1899 Powers Ferry. Depreciation and amortization totaled $160,890 and $481,444 for the three and nine months ended September 30, 1997, respectively, largely unchanged from $165,374 and $498,812 for the comparable periods a year earlier.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits -

                        (27)  Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form
                   8-K were filed during the quarter ended
                   September 30, 1997.


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



                              PARTICIPATING DEVELOPMENT FUND 86

                        BY:   PDF 86 Real Estate Services Inc.
                              General Partner



Date:  November 14, 1997      BY:  /s/Jeffrey C. Carter
                                   Director and President


Date:  November 14, 1997      BY:  /s/Michael T. Marron
                                   Vice President and Chief Financial Officer