Form 10-K
period 1997-12-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1998-03-30
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (d)  OF  THE  SECURITIES
  EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 1997
OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 33-2294


                     PARTICIPATING DEVELOPMENT FUND 86
                     A Real Estate Limited Partnership
           Exact name of registrant as specified in its charter


     Connecticut                        06-1153833
State or other jurisdiction of
incorporation or organization
                                        IRS employer identification No.

3 World Financial Center, 29th Floor
New York, New York ATTN: Andre Anderson                 10285
Address of principal executive offices                  zip code

Registrant's Telephone Number, Including Area Code:  (212) 526-3237

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

                                  PART I

Item 1.  Business

(a)  General Development of Business

Participating Development Fund 86, a Real Estate Limited Partnership (the "Partnership"), was formed on December 9, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to make five participating investments by entering into land purchase leaseback transactions and concurrently funding leasehold mortgage loans secured by commercial and multi-family residential real estate (the "Participating Investments"). The Partnership made its Participating Investments in the following five properties (the "Properties" or individually a "Property"): Sunnyvale R&D, a one-story research and development building located in Sunnyvale, California; Foothills Tech Plaza, two research and development/service buildings in Phoenix, Arizona; Harris Pond Apartments, a 170-unit luxury apartment complex in Charlotte, North Carolina; Pebblebrook Apartments, a 267-unit luxury apartment complex in Overland Park (Kansas City), Kansas; and 1899 Powers Ferry, a four-story office building located in Atlanta, Georgia. The Participating Investment in Harris Pond Apartments was sold on November 1, 1989. As a result of defaults under ground leases on the Sunnyvale, Phoenix, Atlanta and Overland Park Properties, the Partnership took title to these Properties in their entirety. The Partnership anticipated liquidating its remaining investments within seven years from their respective dates of funding, however, previous unfavorable market conditions limited sales opportunities. The Partnership does not plan to invest in any additional property.

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

Foothills Tech Plaza was sold on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs. Additional information regarding the sale is incorporated by reference to Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Pebblebrook Apartments was sold on May 23, 1996 for a net sales price of $10,210,955. The gain on disposition of the property totaled $2,405,209. Additional information regarding the sale is incorporated by reference to Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization," Note 2 "Significant Accounting Policies" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(b)Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(d)Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(e)Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Message to Investors" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit Holders during the fourth quarter of 1997.


                                  PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

(a)Market Information

There is no established trading market for the Units of the Partnership.

(b)Holders

As of December 31, 1997, there were 7,660 holders of record, owning an aggregate of 1,124,000 Units.

(c)Distributions

A discussion of cash distributions paid to the Limited Partners for the two years ended December 31, 1997 is incorporated by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report To Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $739,170, largely unchanged from $736,429 at December 31, 1996. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions. Net cash provided by operating activities totaled $1,415,035 for the year ended December 31, 1997, also largely unchanged from $1,382,587 for the year ended December 31, 1996. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $39,381 at December 31, 1997, compared with $44,329 at December 31, 1996.

Deferred leasing costs, net of accumulated amortization, totaled $180,242 at December 31, 1997, compared with $233,090 a year earlier. The decrease reflects scheduled leasing cost amortization during the year.

Prepaid rent totaled $71,594 at December 31, 1997, compared to $0 at December 31, 1996. The 1997 balance represents January 1998 rent prepayments by the tenant at the Sunnyvale property.

Cobb County, Georgia, has notified the Partnership of its intent, under its powers of eminent domain, to condemn a portion of the land at Powers Ferry for the widening of Powers Ferry Road. The condemnation may occur in 1998, however, the Partnership has not yet received a formal notice of condemnation from Cobb County. The condemnation may have a substantial impact on the value of the property since the road will be moved closer to the building, the driveway will be relocated and reduced in size and the vast majority of the landscaping in front of the building will be removed. Cobb County will be required, as a part of the process, to compensate the Partnership for the portion of the land actually taken and any consequential damages (damages occurring to the portion of the property not taken). The Partnership has retained legal counsel to ensure that it is sufficiently compensated for any damages that may result from the condemnation.

The Partnership paid cash distributions to the Limited Partners of $1.20 per Unit for the year ended December 31, 1997. Further details regarding cash distributions is incorporated herein by reference to the section entitled "Message to Investors" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item
14. As a result of improving local market conditions, the General Partner has decided to begin marketing Sunnyvale R&D and 1899 Powers Ferry for sale. In light of this decision, the Partnership may need to make capital improvements to better position the properties for sale. In order to fund these improvements and maintain adequate cash reserves, cash distributions may be reduced or suspended in the future. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow from operations and cash reserve requirements.

A discussion of leasing activity and material leases at the Partnership's Properties is incorporated by reference to the section entitled "Message to Investors " and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14. As of December 31, 1997, lease levels at each of the Properties were as follows:
Sunnyvale R&D - 100%; 1899 Powers Ferry - 87%.

Results of Operations

1997 Versus 1996
The Partnership's operations resulted in net income of $714,981 for the year ended December 31, 1997, compared to $3,333,580 for the year ended December 31, 1996. Net income in 1996 included a gain from the sale of Pebblebrook Apartments of $2,405,209. Excluding this gain, income before gain on sale of real estate totaled $928,371 in 1996. The decrease from 1996 to 1997 is primarily a result of the sale of Pebblebrook and the resulting reduction in rental income.

As a result of the sale of Pebblebrook Apartments, the following income and expense categories decreased from 1996 to 1997: rental income, property operating expense and depreciation and amortization. Rental income for the Partnership's two remaining properties, Sunnyvale R&D and 1899 Powers Ferry (the "Remaining Properties") totaled $2,062,875 for the year ended December 31, 1997, largely unchanged from $2,065,537 in 1996.

Interest income totaled $33,664 for the year ended December 31, 1997, compared to $201,466 for the year ended December 31, 1996. The decrease is largely due to the Partnership's lower average cash balance in 1997.

Property operating expenses for the Remaining Properties totaled $571,035 for the year ended December 31, 1997, compared with $817,102 in 1996. The decrease is primarily a result of lower repairs and maintenance, real estate taxes and administrative expenses at 1899 Powers Ferry. General and administrative expenses totaled $220,607 for the year ended December 31, 1997, largely unchanged from $225,804 in 1996, as decreases in legal, appraisal and other professional fees were offset by increases in audit expense and printing costs.

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

As of December 31, 1996, the lease levels at each of the properties were as follows: 1899 Powers Ferry - 84%; Sunnyvale R&D - 100%.


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


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

  Name                          Office

  Rocco F. Andriola             Director
  Jeffrey C. Carter             Director and President
  Michael T. Marron             Vice President and Chief Financial Officer


Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

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


Item 11.  Executive Compensation

The General Partner and its Affiliates have received certain fees, commissions and reimbursements for expenses incurred as provided for on pages 13 through 17 of the Prospectus which are contained under "Management Compensation" (See
Exhibit 3 incorporated herein by reference). The General Partner is entitled to receive a share of cash distributed when and as cash distributions are made to Unit Holders and a share of taxable income or taxable loss, and may be reimbursed for certain out-of-pocket expenses. In addition, the General Partner is entitled to receive various fees and distributions during the liquidation stages of the Partnership. Descriptions of such fees, distribution allocations, and reimbursements is incorporated by reference to Note 5 "Transactions with Related Parties" and Note 6 "Partners' Capital (Deficit)" of the Notes to the Financial Statements. Certain officers and directors of the General Partner are employees of Lehman Brothers Inc. and are not compensated by the Partnership or the General Partner for services rendered in connection with the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)Security of Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1997.

(b)Security Ownership of Management

No officer or director of the General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1997.

(c)Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

(a)Transactions With Management and Others

Incorporated by reference to Note 5 "Transactions with Related Parties" and
Note 6 "Partners'Capital (Deficit)" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(b)Certain Business Relationships

There have been no business transactions between any of the Directors and the Partnership.

(c)Indebtedness of Management

No management person is indebted in any amount to the Partnership.

(d)Transactions With Promoters

There have been no transactions with promoters other than as described above in
(a).

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i)  Index to Financial Statements

   Balance Sheets at December 31, 1997 and 1996                 (1)

   Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                           (1)

   Statements of Partners' Capital (Deficit)
     for the Years Ended December 31, 1997, 1996 and 1995       (1)

   Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                           (1)

   Notes to the Financial Statements                            (1)

   Independent Auditors' Report                                 (1)

(a)(ii)  Financial Statement Schedule

   Independent Auditors' Report                                 F-1

   Schedule III - Real Estate and Accumulated Depreciation      F-2

     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.

(b) No reports on form 8-K were filed in the fourth quarter of the calendar year 1997.

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

  13 - Annual Report to Unitholders for the year ended December 31,
  1997.

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


                             PARTICIPATING DEVELOPMENT FUND 86

                                BY:     PDF86 Real Estate Services Inc.
                                        General Partner


  Date: March  30, 1998         BY:     /s/Jeffrey C. Carter
                                        Jeffrey C. Carter
                                        Director and President



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                          PDF86 REAL ESTATE SERVICES INC
                          General Partner



  Date: March 30, 1998          BY:     /s/Jeffrey C. Carter
                                        Jeffrey C. Carter
                                        President and Director



  Date: March 30, 1998          BY:     /s/Rocco F. Andriola
                                        Rocco F. Andriola
                                        Director



  Date: March 30, 1998          BY:     /s/Michael T. Marron
                                        Michael T. Marron
                                        Vice President and
                                        Chief Financial Officer