Form 10-Q
period 1998-03-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1998-05-15
CIK 785940

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X  Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1998

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


Balance Sheets
                                         At March 31,        At December 31,
                                                1998                   1997
                                          (unaudited)              (audited)
Assets
Real estate, at cost:
  Land                                  $  8,387,590           $  8,387,590
  Buildings and personal property         11,450,426             11,450,426
  Tenant improvements                        888,412                915,023
                                          20,726,428             20,753,039
  Less accumulated depreciation           (4,480,164)            (4,372,698)
                                          16,246,264             16,380,341

Cash and cash equivalents                    689,192                739,170
Restricted cash                               44,945                 39,381
Accounts receivable                           52,367                 44,091
Deferred leasing costs, net of
 accumulated amortization of $173,706
 in 1998 and $159,401 in 1997                165,938                180,242
Incentives to lease, net of
 accumulated amortization of $121,371
 in 1998 and $113,606 in 1997                115,887                123,652
Prepaid expenses                               2,327                  5,816
Deferred rent receivable                     188,369                195,868
        Total Assets                    $ 17,505,289           $ 17,708,561

Liabilities and
Partners'Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses $    102,051           $     93,906
  Due to affiliates                            6,953                  6,953
  Security deposits payable                   39,381                 39,381
  Prepaid rent                                     -                 71,594
        Total Liabilities                    148,385                211,834
Partners' Capital (Deficit):
  General Partner                           (572,374)              (568,179)
  Limited Partners
  (1,124,000 units outstanding)           17,929,278             18,064,906
        Total Partners' Capital           17,356,904             17,496,727
        Total Liabilities and
         Partners' Capital (Deficit)    $ 17,505,289           $ 17,708,561



Statement of Partners' Capital (Deficit) (unaudited)
For the three months ended March 31, 1998
                                           General       Limited
                                           Partner      Partners        Total
Balance at December 31, 1997            $ (568,179)  $18,064,906  $17,496,727
Cash distributions                         (10,429)     (337,200)    (347,629)
Net income                                   6,234       201,572      207,806
Balance at March 31, 1998               $ (572,374)  $17,929,278  $17,356,904



Statements of Operations(unaudited)
For the three months ended March 31,                     1998           1997
Income
Rental                                             $  537,193     $  499,396
Other                                                   1,575          2,505
Interest                                                6,364          9,218
  Total Income                                        545,132        511,119
Expenses
Property operating                                    136,532        108,549
Depreciation and amortization                         156,146        159,497
General and administrative                             44,648         50,851
  Total Expenses                                      337,326        318,897
  Net Income                                       $  207,806      $ 192,222
Net Income Allocated:
To the General Partner                             $    6,234      $   5,767
To the Limited Partners                               201,572        186,455
                                                   $  207,806      $ 192,222
Per limited partnership unit
(1,124,000 outstanding)                                 $ .18          $ .17



Statements of Cash Flows(unaudited)
For the three months ended March 31,                     1998           1997
Cash Flows From Operating Activities:
Net income                                         $  207,806      $ 192,222
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                        156,146        159,497
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                      (5,564)          (581)
  Accounts receivable                                  (8,276)        15,761
  Prepaid expenses                                      3,489          3,761
  Deferred rent receivable                              7,499            116
  Accounts payable and accrued expenses                 8,145          3,495
  Due to affiliates                                         -            168
  Security deposits payable                                 -         (2,073)
  Prepaid rent                                        (71,594)        71,594
Net cash provided by operating activities             297,651        443,960
Cash Flows From Financing Activities:
  Cash distributions                                 (347,629)      (347,629)
Net cash used for financing activities               (347,629)      (347,629)
Net increase (decrease) in cash and cash equivalents  (49,978)        96,331
Cash and cash equivalents, beginning of period        739,170        736,429
Cash and cash equivalents, end of period            $ 689,192      $ 832,760

Supplemental Schedule of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements  $  26,610      $ 295,667



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to year end 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of $689,192, compared with $739,170 at December 31, 1997. The decrease is primarily due to the timing of receipt of rental payments at the properties. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $44,945 at March 31, 1998, compared with $39,381 at December 31, 1997.

Prepaid rent totaled $0 at March 31, 1998, compared to $71,594 at December 31, 1997. The decrease is primarily due to differences in the timing of rental payments.

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

The Partnership will pay a cash distribution to the Limited Partners of $.30 per Unit for the three months ended March 31, 1998 on or about May 22, 1998. Since inception, the Partnership has paid total cash distributions of $42.76 per original $50 Unit, including $23.66 per Unit in return of capital payments which have reduced the Unit size from $50 to $26.34. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow and cash reserve requirements.

As of March 31, 1998, lease levels at each of the Properties were as follows: Sunnyvale R&D - 100%; 1899 Powers Ferry - 86%.

Results of Operations

Partnership operations resulted in net income of $207,806 for the three months ended March 31, 1998, compared to $192,222 in the 1997 period. The increase is primarily attributable to an increase in rental income. Rental income totaled $537,193 for the three months ended March 31, 1998, compared to $499,396 in the 1997 period, up primarily due to increased average occupancy at 1899 Powers Ferry. Interest income totaled $6,364 for the three months ended March 31, 1998, compared to $9,218 for the three months ended March 31, 1997. The decrease is largely due to the Partnership's lower average cash balance in the 1998 period.

Property operating expenses totaled $136,532 for the three months ended March 31, 1998, compared with $108,549 for the three months ended March 31, 1997. The increase is primarily a result of a refund of 1996 real estate taxes recognized in 1997 and higher administrative expenses at 1899 Powers Ferry in the 1998 period. General and administrative expenses totaled $44,648 for the three months ended March 31, 1998, compared with $50,851 in the 1997 period. The decrease is primarily attributable to lower audit, appraisal, printing and postage costs.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                    (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PARTICIPATING DEVELOPMENT FUND 86

                    BY:  PDF86 Real Estate Services Inc.
                         General Partner


Date: May 14, 1998       BY:    /s/ Jeffrey C. Carter
                                Director and President


Date:   May 14, 1998     BY:    /s/Michael T. Marron
                                Vice President and
                                Chief Financial Officer