Form 10-Q
period 1998-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1998-08-14
CIK 785940

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
         X            Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                      For the Quarterly Period Ended June 30, 1998

        or

                      Transition Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                      For the Transition period from ______ to ______


                           Commission File Number: 33-2294


                       PARTICIPATING DEVELOPMENT FUND 86
              Exact Name of Registrant as Specified in its Charter


          Connecticut                                    06-1153833
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center,
29th Floor,
New York, NY
Attn: Andre Anderson                                        10285
Address of Principal Executive Offices                     Zip Code


                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Balance Sheets                             At June 30,          At December 31,
                                                 1998                     1997
                                           (unaudited)                (audited)

Assets
Real estate, at cost:
  Land                                  $   8,387,590         $      8,387,590
  Buildings and personal property          11,476,514               11,450,426
  Tenant improvements                         739,062                  915,023
                                           20,603,166               20,753,039
  Less accumulated depreciation            (4,454,055)              (4,372,698)
                                           16,149,111               16,380,341
Cash and cash equivalents                     622,972                  739,170
Restricted cash                                45,566                   39,381
Accounts receivable                           108,179                   44,091
Deferred leasing costs, net of
accumulated amortization of
$188,009 in 1998 and $159,401 in 1997         182,634                  180,242
Incentives to lease, net of
accumulated amortization of $129,135
in 1998 and $113,606 in 1997                  108,123                  123,652
Prepaid expenses                               13,917                    5,816
Deferred rent receivable                      187,457                  195,868
        Total Assets                      $17,417,959              $17,708,561
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses      $145,088                  $93,906
  Due to affiliates                            13,905                    6,953
  Security deposits payable                    42,009                   39,381
  Prepaid rent                                      _                   71,594
        Total Liabilities                     201,002                  211,834
Partners' Capital (Deficit):
  General Partner                            (576,572)                (568,179)
  Limited Partners (1,124,000
  units outstanding)                       17,793,529               18,064,906
        Total Partners' Capital            17,216,957               17,496,727
        Total Liabilities and
        Partners' Capital                 $17,417,959              $17,708,561





Statement of Partners' Capital (Deficit)

For the six months ended June 30, 1998      General      Limited
                                            Partner      Partners        Total
Balance at December 31, 1997              $(568,179)  $18,064,906  $17,496,727
Cash distributions                          (20,858)     (674,400)    (695,258)
Net income                                   12,465       403,023      415,488
Balance at June 30, 1998                  $(576,572)  $17,793,529  $17,216,957


Statements of Operations (UNAUDITED)

                          Three months ended June 30,  Six months ended June 30,
                                  1998          1997         1998          1997
Income
Rental                      $  540,355      $508,344   $1,077,548   $ 1,007,740
Interest                         8,121         9,392       14,485        18,610
Other                            5,885         1,315        7,460         3,820
 Total income                  554,361       519,051    1,099,493     1,030,170
Expenses
Property operating             134,498       135,358      271,030       243,907
Depreciation and
amortization                   145,309       161,056      301,455       320,553
General and administrative      66,872        53,200      111,520       104,051
 Total expenses                346,679       349,614      684,005       668,511
Net Income                  $  207,682      $169,437   $  415,488   $   361,659
Net Income Allocated:
To the General Partner      $    6,231      $  5,083   $   12,465   $    10,850
To the Limited Partners        201,451       164,354      403,023       350,809
                            $  207,682      $169,437   $  415,488   $   361,659
Per limited partnership unit
(1,124,000 outstanding)     $      .18      $    .15   $      .36   $       .31



Statements of Cash Flows (UNAUDITED)

For the six months ended June 30,                      1998                1997
Cash Flows From Operating Activities:
Net income                                       $  415,488         $   361,659
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                   301,455             320,553
Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                    (6,185)             (1,201)
  Accounts receivable                               (64,088)             29,383
  Prepaid expenses                                   (8,101)             (2,357)
  Deferred leasing costs                            (31,000)                  _
  Deferred rent receivable                            8,411                (653)
  Accounts payable and accrued expenses              51,182              23,175
  Due to affiliates                                   6,952               1,525
  Security deposits payable                           2,628              (2,073)
  Prepaid rent                                      (71,594)             71,593
Net cash provided by operating activities           605,148             801,604
Cash Flows From Investing Activities:
  Additions to real estate                          (26,088)            (13,873)
Net cash used for investing activities              (26,088)            (13,873)
Cash Flows From Financing Activities:
  Cash distributions                               (695,258)           (695,258)
Net cash used for financing activities             (695,258)           (695,258)
Net increase (decrease) in cash
and cash equivalents                               (116,198)             92,473
Cash and cash equivalents, beginning of period      739,170             736,429
Cash and cash equivalents, end of period         $  622,972         $   828,902
Supplemental Schedule of Non-Cash Activities:
  Write-off of fully depreciated
  tenant improvements                            $  175,961         $         _



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997; and cash flows for the six months ended June 30, 1998 and 1997, and the statement of changes in partner's capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On July 1, 1998, the Partnership's real estate assets, were reclassified on the balance sheet to "Real estate assets held for disposition." Accordingly, the Partnership will suspend depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

No other significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partner has decided to begin marketing Sunnyvale R&D and 1899 Powers Ferry for sale. While it is anticipated that the properties will be sold during 1998, there can be no assurance that the sales will occur within this time frame. On July 1, 1998, the Partnership's real estate assets, will be reclassified on the balance sheet to "Real estate assets held for disposition." Accordingly, the Partnership will suspend depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

At June 30, 1998, the Partnership had cash and cash equivalents of $622,972, compared with $739,170 at December 31, 1997. The decrease is primarily due to cash distributions exceeding net cash provided by operating activities for the period. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $45,566 at June 30, 1998, compared with $39,381 at December 31, 1997.

Accounts receivable totaled $108,179 at June 30, 1998, compared to $44,091 at December 31, 1997. The increase is primarily due to the collection of payments from a former Powers Ferry tenant. Prepaid expenses totaled $13,917 at June 30, 1998, compared to $5,816 at December 31, 1997. The increase is primarily due to the timing of payments for insurance fees.

Accounts payable and accrued expenses totaled $145,088 at June 30, 1998, compared to $93,906 at December 31, 1997. The increase is primarily due to the timing of payments for real estate taxes, administrative costs, audit fees, legal fees, appraisal fees and printing and postage costs. Prepaid rent totaled $0 at June 30, 1998, compared to $71,594 at December 31, 1997. The decrease is due to the timing of the collection of rental receipts.

Cobb County, Georgia notified the Partnership of its intent, under the powers of eminent domain, to condemn a portion of the land at 1899 Powers Ferry for the widening of Powers Ferry Road. On May 17, 1998, the Partnership received a formal notice of condemnation from Cobb County, along with an offer from the Department of Transportation, to reimburse the Partnership for damages to the property not taken. The Partnership has retained legal counsel and an appraisal firm to assist in submitting a counter offer to the Department of Transportation. After consultation with the real estate brokerage firm selected to market the Partnership's properties, it appears that the condemnation will not have as material an impact on the value of the property as originally anticipated.

The Partnership will pay a cash distribution to the Limited Partners of $.30 per Unit for the three months ended June 30, 1998 on or about August 21, 1998. Since inception, the Partnership has paid total cash distributions of $43.06 per original $50 Unit, including $23.66 per Unit in return of capital payments which have reduced the Unit size from $50 per Unit to $26.34 per Unit. The timing and amount of future cash distributions will be determined quarterly and will depend on the adequacy of the Partnership's cash flow and cash reserve requirements.

As of June 30, 1998, lease levels at each of the Properties were as follows:
Sunnyvale R&D - 100%; 1899 Powers Ferry - 80%.

Results of Operations

The Partnership's operations resulted in net income of $207,682 and $415,488 for the three and six months ended June 30, 1998, respectively, compared to $169,437 and $361,659 for the comparable periods in 1997. The improvement in operations is primarily due to an increase in rental income and the containment of expenses.

Rental income totaled $540,355 and $1,077,548 for the three and six months ended June 30, 1998, respectively, compared with $508,344 and $1,007,740 for the comparable periods a year earlier. The increases are primarily attributable to higher income at Powers Ferry, reflecting an increase in average occupancy for the 1998 periods. Interest income declined to $8,121 and $14,485 for the three and six months ended June 30, 1998, respectively, from $9,392 and $18,610 for the comparable periods in 1997, largely due to the Partnership's lower average cash balances in 1998. Other income totaled $5,885 and $7,460 for the three and six months ended June 30, 1998, respectively, compared with $1,315 and $3,820 for the comparable periods in 1997. The increases are primarily due to increases in transfer agent receipts.

Property operating expenses totaled $134,498 and $271,030 for the three and six months ended June 30, 1998, respectively, compared with $135,358 and $243,907 for the comparable periods a year earlier. The increase for the six-month period is primarily due to higher real estate taxes and administrative expenses at Powers Ferry, which were partially offset by lower repairs and maintenance expenses. Depreciation and amortization totaled $145,309 and 301,455 for the three and six months ended June 30, 1998, respectively, compared with $161,056 and $320,553 for the comparable periods a year earlier. The decreases are due to certain tenant improvements being fully depreciated.

General and administrative expenses were $66,872 and $111,520 for the three and six months ended June 30, 1998, respectively, compared with $53,200 and $104,051 for the comparable periods in 1997. The increases are primarily due to higher legal, administrative and audit fees, partially offset by lower expenses in all other areas.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)       Exhibits -

                         (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.


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



                             PARTICIPATING DEVELOPMENT FUND 86

                        BY:  PDF 86 Real Estate Services Inc.
                             General Partner



Date:  August 14, 1998  BY:  /s/Michael Marron
                             Director, President and Chief Financial Officer