Form 10-Q
period 1998-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1998-11-16
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X           Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Transition period from ______ to ______


                         Commission File Number: 33-2294


                        PARTICIPATING DEVELOPMENT FUND 86
              Exact Name of Registrant as Specified in its Charter


         Connecticut                                     06-1153833
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                     10285
Address of Principal Executive Offices                    Zip Code

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

                                  Yes X  No ____

BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                                  (unaudited)         (audited)
                                             ---------------    --------------
Assets Real estate, at cost:
   Land                                          $        --       $ 8,387,590
   Buildings and personal property                        --        11,450,426
   Tenant improvements                                    --           915,023
                                                 -----------       -----------
                                                          --        20,753,039
   Less accumulated depreciation                          --        (4,372,698)
                                                 -----------       -----------
                                                          --        16,380,341
Real estate assets held for disposition           16,659,747                --
Cash and cash equivalents                            595,902           739,170
Restricted cash                                       46,201            39,381
Accounts receivable                                   73,294            44,091
Deferred leasing costs, net of accumulated
  amortization of $173,403 in 1997                        --           180,242
Incentives to lease, net of accumulated
  amortization of $113,606 in 1997                        --           123,652
Deferred rent receivable                                  --           195,868
Prepaid expenses                                      10,122             5,816
                                                 -----------       -----------
      Total Assets                               $17,385,266       $17,708,561
                                                 ===========       ===========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $   157,217       $    93,906
  Due to affiliates                                   17,382             6,953
  Security deposits payable                           42,009            39,381
  Prepaid rent                                            --            71,594
                                                 -----------       -----------
      Total Liabilities                              216,608           211,834
                                                 -----------       -----------
Partners' Capital (Deficit):
  General Partner                                   (578,021)         (568,179)
  Limited Partners (1,124,000 units
    outstanding)                                  17,746,679        18,064,906
                                                 -----------       -----------
      Total Partners' Capital                     17,168,658        17,496,727
                                                 -----------       -----------
      Total Liabilities and
        Partners' Capital                        $17,385,266       $17,708,561
                                                 ===========       ===========


STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                         General        Limited
                                         Partner       Partners          Total
                                       ---------    -----------    -----------
Balance at December 31, 1997           $(568,179)   $18,064,906    $17,496,727
Cash distributions                       (31,287)    (1,011,600)    (1,042,887)
Net income                                21,445        693,373        714,818
                                       ---------    -----------    -----------
Balance at September 30, 1998          $(578,021)   $17,746,679    $17,168,658
                                       =========    ===========    ===========

STATEMENTS OF OPERATIONS (UNAUDITED)
                                Three months ended           Nine months ended
                                      September 30,               September 30,
                                  1998        1997          1998          1997
                              --------    --------    ----------    ----------
Income
Rental                        $492,670    $520,477    $1,570,218    $1,528,217
Interest                         6,997       8,718        21,482        27,328
Other                            3,220      20,660        10,680        24,480
                              --------    --------    ----------    ----------
        Total income           502,887     549,855     1,602,380     1,580,025
                              --------    --------    ----------    ----------
Expenses
Property operating             126,133     138,725       397,163       382,632
Depreciation and
  amortization                      --     160,890       301,455       481,444
General and administrative      77,424      55,314       188,944       159,366
                              --------    --------    ----------    ----------
        Total expenses         203,557     354,929       887,562     1,023,442
                              --------    --------    ----------    ----------
        Net Income            $299,330    $194,926    $  714,818    $  556,583
                              ========    ========    ==========    ==========
Net Income Allocated:
To the General Partner        $  8,980    $  5,847    $   21,445    $   16,697
To the Limited Partners        290,350     189,079       693,373       539,886
                              --------    --------    ----------    ----------
                              $299,330    $194,926    $  714,818    $  556,583
                              ========    ========    ==========    ==========
Per limited partnership unit
(1,124,000 outstanding)          $ .26       $ .17         $ .62         $ .48
                                 -----       -----         -----         -----

STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                        1998              1997
                                                 -----------       -----------
Cash Flows From Operating Activities:
Net income                                       $   714,818       $   556,583
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                      301,455           481,444
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                   (6,820)           (1,846)
    Accounts receivable                              (29,203)           25,185
    Prepaid expenses                                  (4,306)          (34,738)
    Deferred rent receivable                           8,411             2,170
    Accounts payable and accrued expenses             63,311           (21,573)
    Due to affiliates                                 10,429             3,297
    Security deposits payable                          2,628            (2,073)
    Prepaid rent                                     (71,594)               --
                                                 -----------       -----------
Net cash provided by operating activities            989,129         1,008,449
                                                 -----------       -----------
Cash Flows From Investing Activities:
  Additions to real estate assets                    (89,510)          (13,873)
                                                 -----------       -----------
Net cash used for investing activities               (89,510)          (13,873)
                                                 -----------       -----------
Cash Flows From Financing Activities:
  Cash distributions                              (1,042,887)       (1,042,887)
                                                 -----------       -----------
Net cash used for financing activities            (1,042,887)       (1,042,887)
                                                 -----------       -----------
Net decrease in cash and cash equivalents           (143,268)          (48,311)
Cash and cash equivalents, beginning of period       739,170           736,429
                                                 -----------       -----------
Cash and cash equivalents, end of period         $   595,902       $   688,118
                                                 ===========       ===========
Supplemental Disclosure of Non-Cash
Investing Activities:
Write-off of fully depreciated
  tenant improvements                            $   175,961       $        --
                                                 -----------       -----------

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partner's intent to sell the Partnership's properties, deferred rent receivable, deferred leasing costs and incentives to lease in the amounts of $187,457, $182,634 and $108,123, respectively, were reclassified to "Real estate assets held for disposition."

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997, and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On July 1, 1998, the Partnership's real estate assets were reclassified on the balance sheet to "Real estate assets held for disposition." Accordingly, the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

No other significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The General Partner has begun marketing Sunnyvale R&D and 1899 Powers Ferry for sale. While it is anticipated that the properties will be sold during the first quarter of 1999, there can be no assurance that the sales will occur within this time frame. On July 1, 1998, the Partnership's real estate assets were reclassified on the balance sheet to "Real estate assets held for disposition." Accordingly, the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

At September 30, 1998, the Partnership had cash and cash equivalents of $595,902, compared with $739,170 at December 31, 1997. The decrease is primarily due to cash distributions exceeding net cash provided by operating activities for the period. The Partnership also maintains a restricted cash balance, which is comprised of tenant security deposits. Restricted cash totaled $46,201 at September 30, 1998, compared with $39,381 at December 31, 1997.

Accounts receivable totaled $73,294 at September 30, 1998, compared to $44,091 at December 31, 1997. The increase primarily reflects amounts due from former 1899 Powers Ferry tenants. Prepaid expenses totaled $10,122 at September 30, 1998, compared to $5,816 at December 31, 1997. The increase is primarily due to the timing of payments for insurance fees.

Accounts payable and accrued expenses totaled $157,217 at September 30, 1998, compared to $93,906 at December 31, 1997. The increase is primarily due to the timing of payments for real estate taxes and administrative costs. Prepaid rent totaled $-0- at September 30, 1998, compared to $71,594 at December 31, 1997. The decrease is due to the timing of the collection of rental receipts.

Cobb County, Georgia notified the Partnership of its intent, under the powers of eminent domain, to condemn a portion of the land at 1899 Powers Ferry for the widening of Powers Ferry Road. On May 17, 1998, the Partnership received a formal notice of condemnation from Cobb County, along with an offer from the Department of Transportation, to reimburse the Partnership for damages to the property not taken. On August 4, 1998, the Partnership submitted a proposed counteroffer to the Department of Transportation and is currently awaiting a response. After consultation with the real estate brokerage firm selected to market the Partnership's properties, it appears that the condemnation will not have as material an impact on the value of the property as originally anticipated.

The Partnership will pay a cash distribution to the Limited Partners of $.30 per Unit for the three months ended September 30, 1998 on or about November 23, 1998. Since inception, the Partnership has paid total cash distributions of $43.06 per original $50 Unit, including $23.66 per Unit in return of capital payments which have reduced the Unit size from $50 per Unit to $26.34 per Unit.

As of September 30, 1998, lease levels at each of the properties were as follows: Sunnyvale R&D - 100%; 1899 Powers Ferry - 83%.

Tandem Computers Inc. ("Tandem"), which leases 100% of the Sunnyvale property, continues to sublease the entire space to a computer networking company through the expiration of its lease on March 31, 1999. Tandem has elected not to exercise its option to renew its lease for an additional five years, and will vacate the property in March. The Partnership commenced the active marketing of the property in October 1998 and anticipates completing a sale of the property by the first quarter of 1999.

Results of Operations

The Partnership's operations resulted in net income of $299,330 and $714,818 for the three and nine months ended September 30, 1998, respectively, compared to $194,926 and $556,583 for the comparable periods in 1997. The increase is primarily due to a decrease in depreciation and amortization expense from the reclassification of properties as "Real estate assets held for disposition" on July 1, 1998.

Rental income totaled $492,670 and $1,570,218 for the three and nine months ended September 30, 1998, respectively, compared with $520,477 and $1,528,217 for the comparable periods a year earlier. The decrease for the three months ended September 30, 1998 is primarily attributable to lower occupancy at 1899 Powers Ferry for the 1998 period. The increase for the nine months ended September 30, 1998 is primarily attributable to higher income at 1899 Powers Ferry, reflecting higher average lease rates. Interest income declined to $6,997 and $21,482 for the three and nine months ended September 30, 1998, respectively, from $8,718 and $27,328 for the comparable periods in 1997, largely due to the Partnership's lower average cash balances in 1998. Other income totaled $3,220 and $10,680 for the three and nine months ended September 30, 1998, respectively, compared with $20,660 and $24,480 for the comparable periods in 1997. The decreases are primarily due to decreases in transfer agent receipts and the receipt of a real estate tax refund in 1997.

Property operating expenses totaled $126,133 and $397,163 for the three and nine months ended September 30, 1998, respectively, compared with $138,725 and $382,632 for the comparable periods a year earlier. The increase for the nine-month period is primarily due to higher real estate taxes and administrative expenses at 1899 Powers Ferry, which were partially offset by lower repairs and maintenance expenses.

Depreciation and amortization expense totaled $-0- and $301,455 for the three and nine months ended September 30, 1998, respectively, compared with $160,890 and $481,444 for the corresponding periods in 1997. The Partnership suspended depreciation and amortization on July 1, 1998 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses were $77,424 and $188,944 for the three and nine months ended September 30, 1998, respectively, compared with $55,314 and $159,366 for the comparable periods in 1997. The increases are primarily due to higher legal, administrative and audit fees.

Part II           Other Information

Items 1-5         Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                  (a)  Exhibits -

                       (27)  Financial Data Schedule

                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                  PARTICIPATING DEVELOPMENT FUND 86

                            BY:   PDF 86 Real Estate Services Inc.
                                  General Partner



Date:  November 16, 1998          BY:  /s/Michael T. Marron
                                       --------------------------
                                       Michael T. Marron
                                       Director, President and
                                       Chief Financial Officer