Form 10-Q/A
period 1998-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1998-12-08
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
     X           Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

    or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Transition period from ____ to ____


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

                                 Yes X No ___

BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                                  (unaudited)         (audited)
                                                 -----------       -----------
Assets
Real estate, at cost:
  Land                                           $        --       $ 8,387,590
  Buildings and personal property                         --        11,450,426
  Tenant improvements                                     --           915,023
                                                 -----------       -----------
                                                          --        20,753,039
  Less accumulated depreciation                           --        (4,372,698)
                                                 -----------       -----------
                                                          --        16,380,341
Real estate assets held for disposition           16,659,747                --
Cash and cash equivalents                            595,902           739,170
Restricted cash                                       46,201            39,381
Accounts receivable                                   73,294            44,091
Deferred leasing costs, net of accumulated
  amortization of $173,403 in 1997                        --           180,242
Incentives to lease, net of accumulated
  amortization of $113,606 in 1997                        --           123,652
Deferred rent receivable                                  --           195,868
Prepaid expenses                                      10,122             5,816
                                                 -----------       -----------
      Total Assets                               $17,385,266       $17,708,561
                                                 ===========       ===========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $   157,217        $   93,906
  Due to affiliates                                   17,382             6,953
  Security deposits payable                           42,009            39,381
  Prepaid rent                                            --            71,594
                                                 -----------       -----------
      Total Liabilities                              216,608           211,834
                                                 -----------       -----------
Partners' Capital (Deficit):
  General Partner                                   (578,021)         (568,179)
  Limited Partners (1,124,000 units
    outstanding)                                  17,746,679        18,064,906
                                                 -----------       -----------
      Total Partners' Capital                     17,168,658        17,496,727
                                                 -----------       -----------
      Total Liabilities and Partners' Capital    $17,385,266       $17,708,561
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

Since inception, the Partnership has paid total cash distributions of $43.06 per original $50 Unit, including $23.66 per Unit in return of capital payments which have reduced the Unit size from $50 per Unit to $26.34 per Unit. In consideration of the Partnership's marketing efforts, cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November. Once the properties are sold, the General Partner will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

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



                                PARTICIPATING DEVELOPMENT FUND 86

                           BY:  PDF 86 Real Estate Services Inc.
                                General Partner



Date:  December 8, 1998         BY:  /s/Michael T. Marron
                                     Michael T. Marron
                                     Director, President and
                                     Chief Financial Officer