Form 10-K
period 1998-12-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1999-03-29
CIK 785940

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998
                                             -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 33-2294
                                                 -------


                        PARTICIPATING DEVELOPMENT FUND 86
                        A Real Estate Limited Partnership
                        ---------------------------------
              Exact name of registrant as specified in its charter


          Connecticut                                      06-1153833
          -----------                                      ----------
State or other jurisdiction of                   IRS employer identification No.
incorporation or organization

3 World Financial Center, 29th Floor
New York, New York   Attn.:  Andre Anderson                  10285
-------------------------------------------                  -----
Address of principal executive offices                     Zip code

Registrant's Telephone Number, Including Area Code:  (212) 526-3183

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus dated February 21, 1986 filed with the Securities and Exchange Commission pursuant to Rule 424(b) on February 27, 1986 are incorporated by reference into Parts I, II, III, and IV of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a) General Development of Business
    -------------------------------

Participating Development Fund 86, a Real Estate Limited Partnership (the "Partnership"), was formed on December 9, 1985 under the Uniform Limited Partnership Act of the State of Connecticut. The Partnership was originally formed to make five participating investments by entering into land purchase leaseback transactions and concurrently funding leasehold mortgage loans secured by commercial and multi-family residential real estate (the "Participating Investments"). The Partnership made its Participating Investments in the following five properties (the "Properties"): Sunnyvale R&D, a one-story research and development building located in Sunnyvale, California; Foothills Tech Plaza, two research and development/service buildings in Phoenix, Arizona; Harris Pond Apartments, a 170-unit luxury apartment complex in Charlotte, North Carolina; Pebblebrook Apartments, a 267-unit luxury apartment complex in Overland Park (Kansas City), Kansas; and 1899 Powers Ferry, a four-story office building located in Atlanta, Georgia. The Participating Investment in Harris Pond Apartments was sold on November 1, 1989. As a result of defaults under ground leases on the Sunnyvale, Phoenix, Atlanta and Overland Park Properties, the Partnership took title to these Properties in their entirety. The Partnership does not plan to invest in any additional property.

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

Foothills Tech Plaza was sold on September 29, 1995 for $10,011,512, net of $226,000 in contracted roof repairs, and Pebblebrook Apartments was sold on May 23, 1996 for a net sales price of $10,210,955. Additional information regarding these sales is incorporated by reference to Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

The Partnership engaged real estate brokers in 1998 to assist in selling the Partnership's two remaining Properties, Sunnyvale R&D and 1899 Powers Ferry. On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. See Item 7 for a discussion of such sale. The Partnership has executed a letter of intent with a buyer to purchase Sunnyvale R&D and is currently negotiating a purchase and sale agreement. It is currently anticipated that Sunnyvale R&D will be sold and the Partnership liquidated in 1999, however, there can be no assurance that Sunnyvale R&D will be sold within this time frame, or that the sale will result in a particular price.

Additional information regarding the historical development of business is incorporated by reference to Note 1 "Organization," Note 2 "Significant Accounting Policies" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(b) Financial Information About Industry Segment
    --------------------------------------------

The Partnership's sole business is the ownership and operation of the Properties. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business
    ---------------------------------

Incorporated by reference to Note 1 "Organization" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(d) Competition
    -----------

Incorporated by reference to the section entitled "Property Profiles and Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(e) Employees
    ---------

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Message to Investors" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Unit Holders during the fourth quarter of 1998.


                                     PART II

Item 5.  Market for the Partnership's Limited Partnership
        Units and Related Security Holder Matters

(a) Market Information
    ------------------

There is no established trading market for the Units of the Partnership.

(b) Holders
    -------

As of December 31, 1998, there were 7,376 holders of record, owning an aggregate of 1,124,000 Units.

(c) Distributions
    -------------

In consideration of the Partnership's marketing efforts, quarterly cash distributions from operations were suspended commencing with the 1998 third quarter distribution which would have been paid in November 1998. The General Partner intends to pay a cash distribution shortly from the net proceeds of the sale of 1899 Powers Ferry, which sale closed on March 19, 1999. Once the remaining Property is sold, the General Partner will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

The following distributions were paid to the Limited Partners for the two years ended December 31, 1998 and December 31, 1997.

                 Cash Distributions Per Limited Partnership Unit

                 First      Second       Third      Fourth
               Quarter     Quarter     Quarter     Quarter       Total

      1997       $0.30       $0.30       $0.30       $0.30      $ 1.20
      1998       $0.30       $0.30       $0.00       $0.00      $ 0.60

Item 6.  Selected Financial Data

For the Years Ended December 31,                 1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------
Dollars in thousands, except per Unit data

Total revenues                                $ 2,095      $ 2,142      $ 2,964      $ 4,549      $ 4,589
Total expenses                                  1,218        1,427        2,035        2,975        3,139
Gain on sale of real estate                        --           --        2,405        1,089           --
Net income                                        877          715        3,334        2,662        1,450
Total assets                                   17,660       17,709       18,301       27,446       36,106
Net income per Unit                               .76          .62         2.92         2.32         1.25
Cash distributions per
  Limited Partnership Unit                        .90(3)      1.20        10.75(1)      9.79(2)      1.20
---------------------------------------------------------------------------------------------------------

(1) Includes a special one time cash distribution of $0.55 per Unit paid on March 29, 1996, and $9.00 in return of capital from the sale of Pebblebrook Apartments paid on August 30, 1996.

(2) Includes $8.59 in return of capital from the sale of Foothills Tech Plaza paid on November 24, 1995.

(3) Includes fourth quarter 1997 distribution and first and second quarter 1998 distributions which were paid in 1998.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership engaged real estate brokers in 1998 to assist in selling the Partnership's two remaining Properties, Sunnyvale R&D and 1899 Powers Ferry. Accordingly, on July 1, 1998, the Partnership's real estate assets were reclassified on the balance sheet to "Real estate assets held for disposition" and the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The Property was sold to Devon Realty (the "Buyer"), an unaffiliated entity, for a selling price of approximately $7,674,000, net of closing adjustments. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

The Partnership has executed a letter of intent with a buyer to purchase Sunnyvale R&D and is currently negotiating a purchase and sale agreement. It is currently anticipated that the Property will be sold and the Partnership liquidated in 1999. However, there can be no assurance that Sunnyvale R&D will be sold within this time frame, or that the sale will result in a particular price.

In consideration of the Partnership's marketing efforts, quarterly cash distributions from operations were suspended commencing with the 1998 third quarter distribution which would have been paid in November 1998. The General Partner intends to pay a cash distribution shortly from the net proceeds of the sale of 1899 Powers Ferry, which sale closed on March 19, 1999. Once the remaining Property is sold, the General Partner will distribute the net proceeds.

At December 31, 1998, the Partnership had cash and cash equivalents of $756,758, compared with $739,170 at December 31, 1997. The slight increase is primarily due to net cash provided by operating activities for the period exceeding cash distributions and additions to real estate.

Accounts receivable totaled $4,173 at December 31, 1998, compared to $44,091 at December 31, 1997. The decrease is primarily due to the write-off of receivables from two former tenants at 1899 Powers Ferry.

In connection with the General Partner's intent to sell the Partnership's remaining properties, deferred rent receivable, deferred leasing costs and incentives to lease were reclassified to "Real estate assets held for disposition."

Accounts payable and accrued expenses totaled $191,616 at December 31, 1998, compared to $93,906 at December 31, 1997. The increase is primarily due to the timing of payments for Partnership servicing fees.

A discussion of leasing activity and material leases at the Partnership's Properties is incorporated by reference to the section entitled "Message to Investors" and Note 3 "Real Estate Investments" of the Notes to the Financial Statements, both contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14. As of December 31, 1998, lease levels at each of the properties were as follows:
Sunnyvale R&D - 100%; 1899 Powers Ferry - 86%.

Market Risk
-----------
Interest rate risk comprises the Partnership's principal exposure. The Partnership has no long-term debt and its remaining Properties have no mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents, which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

The Partnership sold the Powers Ferry property on March 19, 1999 and executed a letter of intent to sell the Sunnyvale property on March 12, 1999. It is anticipated that a sale of Sunnyvale will be completed and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not dissolved prior to December 31, 1999, potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services, including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which are expected to be Year 2000 compliant by December 31, 1999. The General Partner continues to discuss Year 2000 compliance with these outside vendors. It is anticipated that the cost of vendor compliance with Year 2000 issues will be borne primarily by these vendors. Although it is not possible at the present time to estimate the cost of this remediation work based on available information, the General Partner does not expect such costs to have a material adverse impact on the Partnership's business, results or operations or financial condition.

The Partnership may also have potential Year 2000 issues related to vendors which provide accounting and property management services to Sunnyvale as well as Year 2000 issues related to property management systems at the property. Due to the General Partner's intent to sell the Sunnyvale property and to liquidate the Partnership before December 31, 1999, no assessment has been made by the General Partner as to the potential adverse impact of Year 2000 related issues at the property level.

Due to the General Partner's intent to sell Sunnyvale and dissolve the Partnership before December 31, 1999, the General Partner currently does not have Year 2000 contingency plans. In the event it appears that the Sunnyvale property will not be sold during 1999, the General Partner intends to develop and implement contingency plans in 1999. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Results of Operations
---------------------

1998 Versus 1997
----------------
The Partnership's operations resulted in net income of $877,481 for the year ended December 31, 1998, compared to $714,981 in fiscal 1997. The increase is primarily due to the suspension of recording depreciation and amortization expense in connection with reclassifying the Partnership's remaining real estate assets as "Real estate assets held for disposition."

Rental income totaled $2,055,337 for the year ended December 31, 1998, unchanged from $2,062,875 in fiscal 1997, reflecting stable leasing conditions at both properties. Interest income decreased from $33,664 for the year ended December 31, 1997 to $28,123 for the year ended December 31, 1998, due to the Partnership's lower average cash balances in 1998. Other income totaled $11,815 for the year ended December 31, 1998, compared with $45,631 in fiscal 1997. The decrease is primarily due to the receipt of a real estate tax refund for 1899 Powers Ferry, recorded in 1997.

Property operating expenses totaled $542,683 for the year ended December 31, 1998, compared with $575,893 a year earlier. The slight decrease is primarily due to lower repairs and maintenance expenses at 1899 Powers Ferry.

General and administrative expenses totaled $373,656 for the year ended December 31, 1998, compared with $220,607 in fiscal 1997. The increases are primarily due to higher Partnership administrative servicing costs and costs incurred to market the properties for sale.

1997 Versus 1996
----------------
The Partnership's operations resulted in net income of $714,981 for the year ended December 31, 1997, compared to $3,333,580 for the year ended December 31, 1996. Net income in 1996 included a gain from the sale of Pebblebrook Apartments of $2,405,209. Excluding this gain, income before gain on sale of real estate totaled $928,371 in 1996. The decrease from 1996 to 1997 is primarily a result of the sale of Pebblebrook and the resulting reduction in rental income.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.


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

The executive officers and directors of RE Services are listed below.

      Name                       Office
      ----                       ------

      Rocco F. Andriola          Director
      Michael T. Marron          Director, President and Chief Financial Officer
      William T. McDermott       Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RE Services
---------------------------------------------------
On July 31, 1993, Shearson Lehman Brothers, Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the Shearson Lehman Brothers/PDF 86, Inc. general partner changed its name to PDF86 Real Estate Services Inc. to delete any reference to "Shearson."


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security of Ownership of Certain Beneficial Owners
    --------------------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1998.

(b) Security Ownership of Management
    --------------------------------

No officer or director of the General Partner beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1998.

(c) Changes in Control
    ------------------

None.


Item 13.  Certain Relationships and Related Transactions

(a) Transactions With Management and Others
    ---------------------------------------

Incorporated by reference to Note 5 "Transactions with Related Parties" and Note 6 "Partners' Capital (Deficit)" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(b) Certain Business Relationships
    ------------------------------

There have been no business transactions between any of the Directors and the Partnership.

(c) Indebtedness of Management
    --------------------------

No management person is indebted in any amount to the Partnership.

(d) Transactions With Promoters
    ---------------------------

There have been no transactions with promoters other than as described above in
(a).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(i) Index to Financial Statements

          Balance Sheets at December 31, 1998 and 1997.......................(1)

          Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996...................................(1)

          Statements of Partners' Capital (Deficit)
          for the Years Ended December 31, 1998, 1997 and 1996...............(1)

          Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996...................................(1)

          Notes to the Financial Statements..................................(1)

          Independent Auditors' Report.......................................(1)

(a)(ii) Financial Statement Schedule

          Independent Auditors' Report.......................................F-1

          Schedule III - Real Estate and Accumulated Depreciation............F-2

          (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

(b) No reports on form 8-K were filed in the fourth quarter of the calendar year 1998.

(c) See Exhibit Index contained herein.

Exhibit
Number
------
  3 Agreement of Limited Partnership of Participating Development Fund 86, A Real Estate Limited Partnership. Reference is made to Exhibit A of the Prospectus (the "Prospectus") contained in Amendment No. 2 to Registrant's Form S-11 Registration Statement filed with the Securities and Exchange Commission on December 20, 1985 (the "Registration Statement").

 13       Annual Report to Unitholders for the year ended December 31, 1998.

 27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PARTICIPATING DEVELOPMENT FUND 86

                      BY: PDF86 Real Estate Services Inc.
                          General Partner


Date:  March 29, 1999     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          PDF86 REAL ESTATE SERVICES INC.
                          General Partner


Date:  March 29, 1999     BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director


Date:  March 29, 1999     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer


Date:  March 29, 1999     BY:    /s/William T. McDermott
                                 -----------------------
                          Name:  William T. McDermott
                          Title: Vice President