Form 10-Q
period 1999-03-31
PARTICIPATING DEVELOPMENT FUND 86
filed 1999-05-14
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

   or

              Transition Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

         For the Transition period from                to
                                        --------------    --------------

                         Commission File Number: 33-2294
                                                 -------


                        PARTICIPATING DEVELOPMENT FUND 86
                        ---------------------------------
              Exact Name of Registrant as Specified in its Charter



           Connecticut                               06-1153833
           -----------                               ----------
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY  Attn.:  Andre Anderson                   10285
------------------------------------                   -----
Address of Principal Executive Offices                Zip Code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



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

2
PARTICIPATING DEVELOPMENT FUND 86

--------------------------------------------------------------------------------
BALANCE SHEETS
                                                  At March 31,    At December 31,
                                                         1999               1998
                                                   (unaudited)          (audited)
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $ 9,528,877        $16,848,012
Cash and cash equivalents                           8,340,872            756,758
Restricted cash                                            --             44,980
Accounts receivable                                        --              4,173
Prepaid expenses                                        2,650              6,445
--------------------------------------------------------------------------------
     Total Assets                                 $17,872,399        $17,660,368
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $   147,780        $   191,616
  Due to General Partner                               24,356             20,858
  Security deposits payable                                --             44,979
  Prepaid rent                                             --             71,594
                                                  ------------------------------
     Total Liabilities                                172,136            329,047
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partner                                    (562,111)          (573,142)
  Limited Partners (1,124,000 units outstanding)   18,262,374         17,904,463
                                                  ------------------------------
     Total Partners' Capital                       17,700,263         17,331,321
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital      $17,872,399        $17,660,368
================================================================================



--------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 1999
                                     General           Limited
                                     Partner          Partners             Total
--------------------------------------------------------------------------------
Balance at December 31, 1998     $  (573,142)      $17,904,463       $17,331,321
Net income                            11,031           357,911           368,942
--------------------------------------------------------------------------------
Balance at March 31, 1999        $  (562,111)      $18,262,374       $17,700,263
================================================================================


See accompanying notes to the financial statements.

3
PARTICIPATING DEVELOPMENT FUND 86

--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                     Three months ended March 31,
                                                         1999               1998
--------------------------------------------------------------------------------
Income
Rental                                            $   477,654        $   537,193
Interest                                               17,731              6,364
Other                                                   4,160              1,575
                                                  ------------------------------
     Total income                                     499,545            545,132
--------------------------------------------------------------------------------
Expenses
Property operating                                    177,698            136,532
Depreciation and amortization                              --            156,146
General and administrative                             63,732             44,648
                                                  ------------------------------
     Total expenses                                   241,430            337,326
--------------------------------------------------------------------------------
Income before gain on sale of real estate             258,115            207,806
Gain on sale of real estate                           110,827                 --
--------------------------------------------------------------------------------
     Net Income                                   $   368,942        $   207,806
================================================================================
Net Income Allocated:
To the General Partner                            $    11,031        $     6,234
To the Limited Partners                               357,911            201,572
--------------------------------------------------------------------------------
                                                  $   368,942        $   207,806
================================================================================
Per limited partnership unit
(1,124,000 outstanding)                                 $ .32              $ .18
--------------------------------------------------------------------------------


See accompanying notes to the financial statements.

4
PARTICIPATING DEVELOPMENT FUND 86

--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                         1999               1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                        $   368,942        $   207,806
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            --            156,146
  Gain on sale of real estate                        (110,827)                --
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
  Restricted cash                                      44,980             (5,564)
  Accounts receivable                                   4,173             (8,276)
  Prepaid expenses                                      3,795              3,489
  Deferred rent receivable                                 --              7,499
  Accounts payable and accrued expenses               (43,836)             8,145
  Due to affiliates                                     3,498                 --
  Security deposits payable                           (44,979)                --
  Prepaid rent                                        (71,594)           (71,594)
                                                  ------------------------------
Net cash provided by operating activities             154,152            297,651
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from sale of real estate assets          7,674,187                 --
  Additions to real estate assets                    (244,225)                --
                                                  ------------------------------
Net cash provided by investing activities           7,429,962                 --
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Cash distributions                                       --           (347,629)
                                                  ------------------------------
Net cash used for financing activities                     --           (347,629)
--------------------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                                7,584,114            (49,978)
Cash and cash equivalents, beginning of period        756,758            739,170
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 8,340,872        $   689,192
================================================================================
Supplemental Disclosure of Non-Cash
 Investing Activities:
Write-off of fully depreciated
 tenant improvements                              $        --        $    26,610
--------------------------------------------------------------------------------


See accompanying notes to the financial statements.

5
PARTICIPATING DEVELOPMENT FUND 86

NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998, and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The Property was sold to Devon Realty (the "Buyer"), an unaffiliated entity, for a selling price of approximately $7,674,000, net of closing adjustments and resulted in a gain on sale of $110,827, which is reflected in the statements of operations for the three months ended March 31, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

6
PARTICIPATING DEVELOPMENT FUND 86



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

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The Property was sold to Devon Realty (the "Buyer"), an unaffiliated entity, for a selling price of approximately $7,674,000, net of closing adjustments and resulted in a gain on sale of $110,827, which is reflected in the statements of operations for the three months ended March 31, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

The Partnership has executed a letter of intent with a buyer to purchase Sunnyvale R&D and is currently negotiating a purchase and sale agreement. It is currently anticipated that the Property will be sold and the Partnership liquidated in 1999. However, there can be no assurance that Sunnyvale R&D will be sold within this time frame, or that the sale will result in a particular price.

In consideration of the Partnership's marketing efforts, quarterly cash distributions from operations were suspended commencing with the 1998 third quarter distribution which would have been paid in November 1998. The General Partner intends to pay a cash distribution from the net proceeds of the sale of 1899 Powers Ferry in the second quarter of 1999. Once the remaining property is sold, the General Partner will distribute the net proceeds.

At March 31, 1999, the Partnership had cash and cash equivalents of $8,340,872, compared with $756,758 at December 31, 1998. The increase is primarily due to the proceeds received from the sale of 1899 Powers Ferry.

The decreases in restricted cash, accounts receivable and security deposits payable are due to the sale of 1899 Powers Ferry in March 1999.

Tandem Computers Inc. ("Tandem"), which leases 100% of the Sunnyvale property, continued to sublease the entire space to a computer networking company through the expiration of its lease on March 31, 1999. Tandem elected not to exercise its option to renew its lease for an additional five years, and vacated the property on April 8, 1999. The decrease in prepaid rent is due to the timing of the Tandem rental payments.

Results of Operations
---------------------

For the three months ended March 31, 1999, the Partnership's operations resulted in net income of $368,942, compared to net income of $207,806 for the corresponding period in 1998. Net income for the 1999 three month period includes a gain on sale of real estate in the amount of $110,827, resulting from the sale of 1899 Powers Ferry. Excluding this gain, Partnership operations resulted in income before gain on sale of real estate of $258,115 for the three months ended March 31, 1999, compared with income before gain on sale of real estate of $207,806 for the corresponding period in 1998.

7
PARTICIPATING DEVELOPMENT FUND 86


Rental income totaled $477,654 for the three months ended March 31, 1999, compared with $537,193 for the comparable period a year earlier. The decrease for the three months ended March 31, 1999 is primarily attributable to the sale of 1899 Powers Ferry. Interest income increased to $17,731 for the three months ended March 31, 1999, from $6,364 for the comparable period in 1998, largely due to the Partnership's higher average cash balances in 1999. Other income totaled $4,160 for the three months ended March 31, 1999, compared with $1,575 for the comparable period in 1998.

Property operating expenses totaled $177,698 for the three months ended March 31, 1999, compared with $136,532 for the comparable period a year earlier. The increase reflects repair and maintenance costs incurred in connection with the sale of 1899 Powers Ferry.

The Partnership suspended depreciation and amortization on July 1, 1998 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, there was no depreciation for the period ended March 31, 1999.

General and administrative expenses were $63,732 for the three months ended March 31, 1999, compared with $44,648 for the comparable period in 1998. The increase is primarily due to higher administrative fees.



Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)   Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter ended March 31, 1999.

8
PARTICIPATING DEVELOPMENT FUND 86


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        PARTICIPATING DEVELOPMENT FUND 86


                        BY:  PDF 86 Real Estate Services Inc.
                             General Partner


Date:  May 14, 1999          BY:     /s/Michael T. Marron
                                     ------------------------------------------
                             Name:   Michael T. Marron
                             Title:  Director, President and
                                      Chief Financial Officer