Form 10-Q
period 1999-06-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1999-08-13
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

PARTICIPATING DEVELOPMENT FUND 86

-------------------------------------------------------------------------------
BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $ 9,528,877       $16,848,012
Cash and cash equivalents                           8,451,521           756,758
Restricted cash                                             -            44,980
Accounts receivable                                         -             4,173
Prepaid expenses                                       10,248             6,445
-------------------------------------------------------------------------------
      Total Assets                                $17,990,646       $17,660,368
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $   196,159       $   191,616
  Due to General Partner                               27,858            20,858
  Security deposits payable                                 -            44,979
  Prepaid rent                                              -            71,594
  Distribution payable                              7,146,012                 -
                                                  -----------------------------
      Total Liabilities                             7,370,029           329,047
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partner                                    (631,543)         (573,142)
  Limited Partners (1,124,000 units outstanding)   11,252,160        17,904,463
                                                  -----------------------------
      Total Partners' Capital                      10,620,617        17,331,321
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $17,990,646       $17,660,368
===============================================================================


-------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 1999
                                          General        Limited
                                          Partner       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(573,142)   $17,904,463    $17,331,321
Net income                                 13,059        422,249        435,308
Distributions                             (71,460)    (7,074,552)    (7,146,012)
-------------------------------------------------------------------------------
Balance at June 30, 1999                $(631,543)   $11,252,160    $10,620,617
===============================================================================


See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86

-----------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                   Three months ended June 30,   Six months ended June 30,
                                           1999          1998           1999         1998
-----------------------------------------------------------------------------------------
Income
Rental                                 $ 28,025      $540,355      $505,679    $1,077,548
Interest                                 98,114         8,121       115,845        14,485
Other                                    73,731         5,885        77,891         7,460
                                       --------      --------      --------    ----------
      Total income                      199,870       554,361       699,415     1,099,493
-----------------------------------------------------------------------------------------
Expenses
Property operating                       48,793       134,498       226,491       271,030
Depreciation and amortization                --       145,309            --       301,455
General and administrative               59,095        66,872       122,827       111,520
                                       --------      --------      --------    ----------
      Total expenses                    107,888       346,679       349,318       684,005
-----------------------------------------------------------------------------------------
Income before gain (loss) on sale
  of real estate                         91,982       207,682       350,097       415,488
Gain (Loss) on sale of real estate      (25,616)           --        85,211            --
-----------------------------------------------------------------------------------------
      Net Income                       $ 66,366      $207,682      $435,308    $  415,488
=========================================================================================
Net Income Allocated:
To the General Partner                 $  1,991      $  6,231      $ 13,059    $   12,465
To the Limited Partners                  64,375       201,451       422,249       403,023
-----------------------------------------------------------------------------------------
                                       $ 66,366      $207,682      $435,308    $  415,488
=========================================================================================
Per limited partnership unit
(1,124,000 outstanding)                   $ .06         $ .18         $ .39         $ .37
-----------------------------------------------------------------------------------------


See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86

-------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                             1999          1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                             $  435,308     $ 415,488
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                --       301,455
  Gain on sale of real estate                             (85,211)           --
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
  Restricted cash                                          44,980        (6,185)
  Accounts receivable                                       4,173       (64,088)
  Prepaid expenses                                         (3,803)       (8,101)
  Deferred leasing costs                                       --       (31,000)
  Deferred rent receivable                                     --         8,411
  Accounts payable and accrued expenses                     4,543        51,182
  Due to affiliates                                         7,000         6,952
  Security deposits payable                               (44,979)        2,628
  Prepaid rent                                            (71,594)      (71,594)
                                                       ------------------------
Net cash provided by operating activities                 290,417       605,148
-------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from sale of real estate assets              7,674,187            --
  Additions to real estate assets                        (269,841)      (26,088)
                                                       ------------------------
Net cash provided by (used for) investing activities    7,404,346       (26,088)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Cash distributions                                           --      (695,258)
                                                       ------------------------
Net cash used for financing activities                         --      (695,258)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    7,694,763      (116,198)
Cash and cash equivalents, beginning of period            756,758       739,170
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $8,451,521     $ 622,972
===============================================================================
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements     $       --     $ 175,961
-------------------------------------------------------------------------------

See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The property was sold to Devon Realty (the "Buyer"), an unaffiliated entity, for a selling price of $7,674,187, net of closing adjustments and resulted in a gain on sale of $85,211, which is reflected in the statements of operations for the six months ended June 30, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

On July 14, 1999, the Partnership paid a special cash distribution to unit holders in the amount $7,146,012, or approximately $6.29 per limited partnership unit, representing the net proceeds from the sale of 1899 Powers Ferry. Once the remaining property is sold, the General Partner will distribute the net proceeds and dissolve the Partnership.

On June 11, 1999, the Partnership executed a purchase and sale agreement with a buyer to purchase Sunnyvale R&D. It is currently anticipated that the property will be sold and the Partnership liquidated in 1999. However, there can be no assurance that the property will be sold within this time frame, or that the sale will result in a particular price.

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

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The property was sold to Devon Realty (the "Buyer"), an unaffiliated entity, for a selling price of approximately $7,674,187, net of closing adjustments and resulted in a gain on sale of approximately $85,211, which is reflected in the statements of operations for the six months ended June 30, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

The Partnership has executed a purchase and sale agreement with a buyer to purchase Sunnyvale R&D. It is currently anticipated that the property will be sold and the Partnership liquidated in 1999. However, there can be no assurance that the property will be sold within this time frame, or that the sale will result in a particular price.

On July 14, 1999 the Partnership paid a special cash distribution to unit holders in the amount $7,146,012, or approximately $6.29 per limited partnership unit, representing the net proceeds from the sale of 1899 Powers Ferry. Once the remaining property is sold, the General Partner will distribute the net proceeds and dissolve the Partnership.

At June 30, 1999, the Partnership had cash and cash equivalents of $8,451,521 compared with $756,758 at December 31, 1998. The increase is primarily due to the proceeds received from the sale of 1899 Powers Ferry.

The decreases in restricted cash, accounts receivable and security deposits payable are due to the sale of 1899 Powers Ferry in March 1999.

Tandem Computers Inc. ("Tandem"), which leased 100% of the Sunnyvale property, continued to sublease the entire space to a computer networking company through March 31, 1999. Tandem elected not to exercise its option to renew its lease for an additional five years, and vacated the property on April 8, 1999. The decrease in prepaid rent is due to the timing of the Tandem rental payments.

Results of Operations
---------------------

For the three and six months ended June 30, 1999, the Partnership's operations resulted in net income of $66,366 and $435,308, compared to net income of $207,682 and $415,488 for the corresponding periods in 1998. Net income for the 1999 three and six-month periods includes a gain (loss) on sale of real estate in the amount of $(25,616) and $85,211, respectively, resulting from the sale of 1899 Powers Ferry. Excluding this gain (loss), Partnership operations resulted in income before gain on sale of real estate of $91,982 and $350,097 for the three and six months ended June 30, 1999. The decrease in net income for the three and six month periods is primarily attributable to the sale of 1899 Powers Ferry and the vacated property at Sunnyvale R&D after April 8, 1999.

PARTICIPATING DEVELOPMENT FUND 86


Rental income totaled $28,025 and $505,679 for the three and six months ended June 30, 1999, compared with $540,355 and $1,077,548 for the comparable periods a year earlier. The decrease for the three and six months ended June 30, 1999 is primarily attributable to the sale of 1899 Powers Ferry and the vacated property at Sunnyvale after April 8, 1999. Interest income increased to $98,114 and $115,845 for the three and six months ended June 30, 1999, from $8,121 and $14,485 for the comparable periods in 1998, largely due to the Partnership's higher average cash balances in 1999. Other income totaled $73,731 and $77,891 for the three and six months ended June 30, 1999, compared with $5,885 and 7,460 for the comparable periods in 1998. The increase is largely due to restoration costs reimbursement of $71,290 from the former tenant at Sunnyvale.

Property operating expenses totaled $48,793 and $226,491 for the three and six months ended June 30, 1999, compared with $134,498 and $271,030 for the comparable periods a year earlier. The decrease is primarily attributable to the sale of 1899 Powers Ferry.

The Partnership suspended depreciation and amortization on July 1, 1998 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, there was no depreciation for the period ended June 30, 1999.

General and administrative expenses were $59,095 and $122,827 for the three and six months ended June 30, 1999, compared with $66,872 and $111,520 for the comparable periods in 1998. The increase for the six-month period is primarily due to higher partnership servicing costs.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                        PARTICIPATING DEVELOPMENT FUND 86


                        BY:  PDF 86 Real Estate Services Inc.
                             General Partner


Date:  August 13, 1999       BY:    /s/Michael T. Marron
                                    -------------------------------------
                             Name:  Michael T. Marron
                             Title: Director, President and
                                    Chief Financial Officer