Form 10-Q
period 1999-09-30
PARTICIPATING DEVELOPMENT FUND 86
filed 1999-11-12
CIK 785940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
   or

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

PARTICIPATING DEVELOPMENT FUND 86


--------------------------------------------------------------------------------
BALANCE SHEETS
                                             At September 30,    At December 31,
                                                         1999               1998
                                                  (unaudited)           (audited)
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $ 9,528,877        $16,848,012
Cash and cash equivalents                           1,111,229            756,758
Restricted cash                                            --             44,980
Accounts receivable                                        --              4,173
Prepaid expenses                                        3,891              6,445
--------------------------------------------------------------------------------
      Total Assets                                $10,643,997        $17,660,368
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $    92,148        $   191,616
  Due to General Partner                               23,558             20,858
  Security deposits payable                                --             44,979
  Prepaid rent                                             --             71,594
                                                  ------------------------------
      Total Liabilities                               115,706            329,047
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partner                                    (634,313)          (573,142)
  Limited Partners (1,124,000 units outstanding)   11,162,604         17,904,463
                                                  ------------------------------
      Total Partners' Capital                      10,528,291         17,331,321
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $10,643,997        $17,660,368
================================================================================



--------------------------------------------------------------------------------
STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                          General        Limited
                                          Partner       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(573,142)   $17,904,463    $17,331,321
Net income                                 10,289        332,693        342,982
Distributions                             (71,460)    (7,074,552)    (7,146,012)
-------------------------------------------------------------------------------
Balance at September 30, 1999           $(634,313)   $11,162,604    $10,528,291
===============================================================================

See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86


--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (UNAUDITED)
                                  Three months ended           Nine months ended
                                        September 30,               September 30,
                                    1999        1998          1999          1998
--------------------------------------------------------------------------------
Income
Rental                          $  4,745    $492,670    $  510,424    $1,570,218
Interest                          26,625       6,997       142,470        21,482
Other                               (160)      3,220        77,731        10,680
                                ------------------------------------------------
        Total income              31,210     502,887       730,625     1,602,380
--------------------------------------------------------------------------------
Expenses
Property operating                59,247     126,133       285,738       397,163
Depreciation and amortization         --          --            --       301,455
General and administrative        67,393      77,424       190,220       188,944
                                ------------------------------------------------
        Total expenses           126,640     203,557       475,958       887,562
--------------------------------------------------------------------------------
Income (loss) before gain on sale
  of real estate                 (95,430)    299,330       254,667       714,818
Gain on sale of real estate        3,104          --        88,315            --
--------------------------------------------------------------------------------
     Net Income (Loss)          $(92,326)   $299,330    $  342,982    $  714,818
================================================================================
Net Income (Loss) Allocated:
To the General Partner          $ (2,770)   $  8,980    $   10,289    $   21,445
To the Limited Partners          (89,556)    290,350       332,693       693,373
--------------------------------------------------------------------------------
                                $(92,326)   $299,330    $  342,982    $  714,818
================================================================================
Per limited partnership unit
(1,124,000 outstanding)           $ (.08)      $ .26         $ .30         $ .62
--------------------------------------------------------------------------------

See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86


--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                            $   342,982   $    714,818
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                --        301,455
  Gain on sale of real estate                             (88,315)            --
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
  Restricted cash                                          44,980         (6,820)
  Accounts receivable                                       4,173        (29,203)
  Prepaid expenses                                          2,554         (4,306)
  Deferred rent receivable                                     --          8,411
  Accounts payable and accrued expenses                   (99,468)        63,311
  Due to affiliates                                         2,700         10,429
  Security deposits payable                               (44,979)         2,628
  Prepaid rent                                            (71,594)       (71,594)
                                                      --------------------------
Net cash provided by operating activities                  93,033        989,129
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from sale of real estate assets              7,674,187             --
  Additions to real estate assets                        (266,737)       (89,510)
                                                      --------------------------
Net cash provided by (used for) investing activities    7,407,450        (89,510)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Cash distributions                                   (7,146,012)    (1,042,887)
                                                      --------------------------
Net cash used for financing activities                 (7,146,012)    (1,042,887)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      354,471       (143,268)
Cash and cash equivalents, beginning of period            756,758        739,170
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 1,111,229   $    595,902
================================================================================
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements    $        --   $    175,961
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partner's intent to sell the Partnership's properties, deferred rent receivable, deferred leasing costs and incentives to lease in the amounts of $187,457, $182,634 and $108,123, respectively, were reclassified to "Real estate assets held for disposition" in July of 1998.
--------------------------------------------------------------------------------

See accompanying notes to the financial statements.

PARTICIPATING DEVELOPMENT FUND 86


NOTES TO THE FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998, and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The property was sold to Devon Realty ("Devon"), an unaffiliated entity, for a selling price of approximately $7,674,000, net of closing adjustments and resulted in a gain on sale of approximately $88,000, which is reflected in the statements of operations for the nine months ended September 30, 1999. The selling price was determined by arm's length negotiations between the Partnership and Devon.

On July 14, 1999, the Partnership paid a special cash distribution to unit holders in the amount $7,146,012, or approximately $6.29 per limited partnership unit, representing the net proceeds from the sale of 1899 Powers Ferry.

On October 1, 1999, the Partnership closed on the sale of Sunnyvale R&D pursuant to a purchase and sale agreement executed in June 1999. The property was sold to Kifer Road LLC ("Kifer"), an unaffiliated entity, for a selling price of approximately $13,159,000, net of closing adjustments. The selling price was determined by arm's length negotiations between the Partnership and Kifer.

As a result of the sale of Sunnyvale R&D, the General Partner intends to distribute the net proceeds therefrom (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the fourth quarter of 1999 and dissolve the Partnership in 2000.

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

On March 19, 1999, the Partnership closed on the sale of 1899 Powers Ferry pursuant to a purchase offer executed in February 1999. The property was sold to Devon, an unaffiliated entity, for a selling price of approximately $7,674,000, net of closing adjustments and resulted in a gain on sale of approximately $88,000, which is reflected in the statements of operations for the nine months ended September 30, 1999. The selling price was determined by arm's length negotiations between the Partnership and Devon.

On July 14, 1999 the Partnership paid a special cash distribution to unit holders in the amount $7,146,012, or approximately $6.29 per limited partnership unit, representing the net proceeds from the sale of 1899 Powers Ferry.

On October 1, 1999, the Partnership closed on the sale of Sunnyvale R&D pursuant to a purchase and sale agreement executed in June 1999. The property was sold to Kifer, an unaffiliated entity, for a selling price of approximately $13,159,000, net of closing adjustments. The selling price was determined by arm's length negotiations between the Partnership and Kifer.

As a result of the sale of Sunnyvale R&D, the General Partner intends to distribute the net proceeds therefrom (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the fourth quarter of 1999 and dissolve the Partnership in 2000.

At September 30, 1999, the Partnership had cash and cash equivalents of $1,111,229 compared with $756,758 at December 31, 1998. The increase is primarily due to the proceeds received from the sale of 1899 Powers Ferry.

The decreases in restricted cash, accounts receivable and security deposits payable are due to the sale of 1899 Powers Ferry in March 1999.

Tandem Computers Inc. ("Tandem"), which leased 100% of the Sunnyvale R&D property, continued to sublease the entire space to a computer networking company through March 31, 1999. Tandem elected not to exercise its option to renew its lease for an additional five years, and vacated the property on April 8, 1999. The decrease in prepaid rent is due to the timing of the Tandem rental payments.

PARTICIPATING DEVELOPMENT FUND 86


Results of Operations
---------------------

For the three and nine months ended September 30, 1999, the Partnership's operations resulted in net income (loss) of $(92,326) and $342,982, compared to net income of $299,330 and $714,818 for the corresponding periods in 1998. Net income (loss) for the 1999 three and nine-month periods includes a gain on sale of real estate in the amount of $3,104 and $88,315, respectively, resulting from the sale of 1899 Powers Ferry. Excluding this gain, Partnership operations resulted in income (loss) before gain on sale of real estate of $(95,430) and $254,667 for the three and nine months ended September 30, 1999. The decrease in net income (loss) for the three and nine-month periods in 1999 is primarily attributable to the sale of 1899 Powers Ferry and the loss of rental income at Sunnyvale R&D after April 8, 1999.

Rental income totaled $4,745 and $510,424 for the three and nine months ended September 30, 1999, compared with $492,670 and $1,570,218 for the comparable periods a year earlier. The decrease in 1999 is primarily attributable to the sale of 1899 Powers Ferry and the loss of rental income at Sunnyvale R&D after April 8, 1999. Interest income increased to $26,625 and $142,470 for the three and nine months ended September 30, 1999, from $6,997 and $21,482 for the comparable periods in 1998, largely due to the Partnership's higher average cash balances in 1999. Other income totaled $(160) and $77,731 for the three and nine months ended September 30, 1999, compared with $3,220 and $10,680 for the comparable periods in 1998. The increase is largely due to restoration costs reimbursement of $71,290 from the former tenant at Sunnyvale R&D.

Property operating expenses totaled $59,247 and $285,738 for the three and nine months ended September 30, 1999, compared with $126,133 and $397,163 for the comparable periods a year earlier. The decrease is primarily attributable to the sale of 1899 Powers Ferry.

The Partnership suspended depreciation and amortization on July 1, 1998 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, there was no depreciation for the period ended September 30, 1999.

General and administrative expenses were $67,393 and $190,220 for the three and nine months ended September 30, 1999, compared with $77,424 and $188,944 for the comparable periods in 1998.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



                           PARTICIPATING DEVELOPMENT FUND 86


                           BY:  PDF 86 Real Estate Services Inc.
                                General Partner


Date:  November 12, 1999        BY:    /s/Michael T. Marron
                                       -------------------------------------
                                Name:  Michael T. Marron
                                Title: Director, President and
                                       Chief Financial Officer